Form 10QSB
period 1999-09-30
GLOBALOCK CORP
filed 1999-11-17
CIK 1073874

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the transition period from ________ to __________

Commission file number
- ---------

Globalock Corporation
- -------------------------------------
(Name of small business issuer in its charter)

Delaware                                        95-4702570
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization			 Identification No.

860 Via de la Paz, Suite E-1  Pacific Palisades, CA  90272
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (310) 230-6100


Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1999: 225,000 shares of common stock, par value $.001.











                      GLOBALOCK CORPORATION





PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements---------------------------------------3

     		Accountants' Review Report --------------------------------3

Balance Sheet----------------------------------------------4

Statement of Operations for the Nine Months Ended September
30, 1999 and For the Period From August 5, 1998 (Inception) to September 30, 1999--------------------------------------5

Statement of Changes in Stockholders' Deficiency
    		for the Period from August 5, 1998 (Date of Inception) to September 30, 1999--------------------------------------6

Statement of Cash Flows For the Nine Months Ended September
30, 1999 and for the Period from August 5, 1998 (Date of
Inception) to September 30, 1999  -------------------------7

Notes to Financial Statements
as of September 30, 1999-----------------------------------8


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations-------------10


PART II - OTHER INFORMATION

SIGNATURES------------------------------------------------11








ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of:
Globalock Corporation

We have reviewed the accompanying balance sheet of Globalock Corporation as of September 30, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the nine months then ended and for the period from August 5, 1998 (inception) to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Globalock Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




						WEINBERG & COMPANY, P.A.


Boca Raton, Florida
October 18, 1999


PART 1 - FINANCIAL STATEMENTS

Item 1:  FINANCIAL STATEMENTS


Globalock Corporation
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 1999


ASSETS

CASH									$	18

TOTAL ASSETS							$	18


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable							           $   4,515
Loan payable - related party					    11,875

		Total liabilities					             16,390

STOCKHOLDERS' DEFICIENCY

Preferred Stock, $.001 par value,
100,000 shares authorized, none issued
and outstanding								                -

Common stock, $.001
par value, 10 million shares
authorized, 225,000 issued
and outstanding 		      				           225

Capital in excess of par					       10,775

Accumulated deficit during
development stage							           (27,372)

		Total stockholders' deficiency		 (16,372)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY								                  $	  18






See accompanying notes to financial statements




GLOBALOCK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
AND FOR THE PERIOD FROM AUGUST 5, 1998 (INCEPTION)
TO SEPTEMBER 30, 1999



			                   	CUMULATIVE FROM
                       AUGUST 5, 1998		       NINE MONTHS
				                  (INCEPTION) TO          ENDED
				                  SEPTEMBER 30, 1999	     SEPTEMBER 30, 1999


INCOME			                 $   	-                   	$	-

EXPENSES:
	Accounting fees			         4,800			              4,300
	Bad debt expense			        2,000		                   -
	Bank service fees		   	      149			                119
	Consulting expense		       6,258			                  -
	Insurance				                230			                230
	Legal fees	         		    10,000	               10,000
	Transfer agent fees		      3,935			              2,552

		Total expenses		         27,372			             17,201

NET LOSS		     		    $    (27,372)	      $	     (17,201)




Weighted average number of
shares outstanding during
period				                145,370			            194,505

Net loss per common share
And equivalents			        (0.1883)			            (.0884)









See accompanying notes to financial statements





UNITED RACEWAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM AUGUST 5, 1998 (INCEPTION)
TO SEPTEMBER 30, 1999






                    Common Stock  Additional       Deficit         Total
                     Paid-in      Accumulated
                     Capital      During
                                  Development
                                  Stage

                Shares   Amount

Common
stock
issuance       112,500 $ 112     $   9,888   $    -       $    10,000

Net loss
for the
year ended
December
31, 1998       -         -           -        (10,171)       (10,171)

Balance at
December
31, 1998     112,500     112       9,888      (10,171)       (171)

Common
stock
issuance     112,500     113       887          -            1,000

Net loss
for the
nine months
ended
September
30, 1999        -        -          -        (17,201)      (17,201)

Balance,
September
30, 1999     225,000  $225      $10,775   $  (27,372)    $ (16,372)

See accompanying notes to financial statements.

GLOBALOCK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
AND FOR THE PERIOD FROM AUGUST 5, 1998 (INCEPTION)
TO SEPTEMBER 30, 1999



                      CUMULATIVE FROM AUGUST          NINE MONTHS ENDED
                      5, 1998 (INCEPTION) TO          SEPTEMBER 30,1999
                      SEPTEMBER 30, 1999

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net (loss)               $ (27,372)                         $ (17,201)

Adjustments to
reconcile net (loss)
to net cash used by
operating activities:



Increase in accounts
payable                      4,515                              4,300

Net cash used by
operating activities       (22,857)                           (12,901

CASH FLOWS FROM
INVESTING ACTIVITIES:      ____-____                       _______-_____

CASH FLOWS FROM
FINANCING ACTIVITIES:
Loan payable - related
party
Proceeds from issuance
of common stock               11,875                        11,875

Proceeds from issuance
of common stock               11,000                         1,000

Net cash provided by
financing activities          22,875                        12,875

INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS                     18                            (26)

CASH AND CASH
EQUIVALENTS -
BEGINNING OF PERIOD               -____                        44

CASH AND CASH
EQUIVALENTS - END OF
PERIOD                          $ 18                         $ 18

See accompanying notes to financial statements.



GLOBALOCK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Organization and Business Operations

Globalock Corporation (a development stage company) was incorporated in Delaware on August 5, 1998 for the purpose of effecting a merger or other business combination with a domestic or foreign business.

B.    Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

C.	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.    Per Share Data

Net loss per common share for the nine months ended September 30, 1999 and for the period from August 5, 1998 (inception) to September 30, 1999, is computed by dividing the net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share".

E.    Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the law or rates.

NOTE 2 - ADVANCES TO UNRELATED PARTY

In anticipation of a potential acquisition, which was subsequently canceled, the Company advanced funds to pay a retainer for auditing services on behalf of the potential acquiree. As a result of the cancellation of the acquisition, the $2,000 receivable was written off in 1998 and is included in the cumulative results of operations as bad debt expense.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

The loan payable - related party is a non-interest-bearing loan due to PageOne Business Productions, LLC arising from funds advanced to the Company.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

A. Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the board of Directors.

B.  Common Stock

The Company is authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 213,750 shares and 11,250 shares to Appletree Investment Company, Ltd. And PageOne
Business Productions, respectively.

NOTE 5 - SUBSEQUENT EVENTS

A. Common Stock

On October 25, 1999, the Company effected a 1:0.1125 stock split of the current 2,000,000 issued and outstanding shares. All share quantities and per share data have been retroactively restated in the accompanying financial statements.

The Company is in the process of filing an Amendment to the Restated Certificate of Incorporation with the State of Delaware.
The amendment will increase the number of authorized common shares from 10,000,000 to 100,000,000. In addition, the amendment authorizes the Company to issue 4,000,000 shares of S-8 stock for consulting services.







Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Background

         GlobaLock was incorporated under the laws of the State of Delaware, for the purpose of engaging in a merger or other business combination with a presently unidentified operating company. We have no predecessors and have never engaged in any business activity, other than with respect to organizational matters. A business combination involving GlobaLock, if any, will likely be effected through the acquisition of the equity securities or assets of an existing business, or the merger of GlobaLock with such a business, in a transaction resulting in a change in control of GlobaLock. It is likely that we will seek to engage in a business combination with a private enterprise seeking to develop a public trading market for its securities, although there can be no assurance that this will be the case.

Plan of Operations

         GlobaLock has never engaged in any business activity, except with respect to its organization, and does not intend to do so until after the consummation of a business combination. As of June 30, 1999, GlobaLock had recorded no revenues and had incurred minimal expenses, all of which were incurred in connection with its organization and this registration statement.

Liquidity and Capital Resources

         Since its organization, GlobaLock has satisfied its cash requirements through sales of Common Stock and cash advances from its current stockholders. Our uses of cash have been professional fees, printing costs, postage expenses and similar disbursements relating to the organization of the company and this registration statement.

         At June 30, 1999, we had no cash, assets or other capital resources.

         Management expects that its costs of operation, and the costs and expenses of identifying, investigating and consummating an appropriate business combination, will be significant. The extent of these costs will depend upon the amount of time that lapses prior to the completion of a business combination, the number of business opportunities reviewed by management, the complexity of the business combination(s) reviewed and the expenses incurred in structuring,
negotiating   and   consummating  a  business   combination.   Certain
current stockholders have agreed, in their discretion, to make advances, if need be, to fund GlobaLock's immediate cash needs. No such advances have yet been made.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Globalock Corporation
                                      (Registrant)


Date:    November 15, 1999           By:   /s/ George A. Todt
                                            ----------------------
                            						       George A. Todt, President
                                        (principal executive officer)




















14

12