Form 10QSB/A
period 1999-09-30
GLOBALOCK CORP
filed 1999-12-01
CIK 1073874

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the transition period from ________ to __________

Commission file number
---------

Globalock Corporation
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









See accompanying notes to financial statements





GLOBALOCK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM AUGUST 5, 1998 (INCEPTION)
TO SEPTEMBER 30, 1999






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