Form 10-K
period 1999-12-31
AMERICAN INFLATABLES INC
filed 2000-04-13
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-26943

                          AMERICAN INFLATABLES, INC.
                          --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             95-4702570
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

      947 NEWHALL STREET, COSTA MESA, CA                 92627
   ----------------------------------------            ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  949-515-1776

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
     PAR VALUE $.01 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the year ended December 31,1999 was $1,034,113.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on April 4, 2000, was approximately $4,375,000.

As of April 4, 2000, there were 4,518,000 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

-------------------------------------------------------------------------------
<PAGE 02>

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

ITEM 1.   DESCRIPTION OF BUSINESS.

American Inflatables, Inc. (the "Company") to date has had minimal operations, revenues and cash flows. The ability of the Company to continue is dependent upon its ability to obtain the necessary financing to continue its expansion efforts and upon future-profitable operations. There can be no assurance that the Company will be able to continue the development and manufacturing of its inflatable advertising products, and market them successfully. There is no assurance that once completed and marketed revenues from the products will be sufficient to fund the Company's operations or fund any additional development or marketing.

COMPANY BACKGROUND

General

The Company was originally formed as GlobaLock Corporation ("Globalock") under the laws of Delaware on August 5, 1998, for the purpose of engaging in a merger or other business combination with an operating company. Globalock had no predecessors and never engaged in any business activity, other than organizational matters.

Globalock was a development stage company and had no operating history. No representation was made nor was any intended that Globalock's activities would be profitable and that Globalock would be able to effect a business combination. Globalock remained inactive until our reverse merger with Can/Am Marketing Group, LLC (see Item 6 Management's Discussion and Analysis Reverse Merger Treatment).

As a result of the reverse merger we acquired the business assets of Can/Am Marketing Group, LLC (Can/Am) and its operations were organized under the laws of the state of California in, 1997. Pursuant to the merger agreement, the directors and officers of Globalock resigned and the management of Can/Am filled the vacancies and the former membership interestholders of Can/Am obtained 77.9% of the total voting power at the time. Our short operating history and operating losses raise substantial doubt about our ability to continue as a going concern. This fact is reported by our auditors, Siegal & Smith.


                                    - 2 -
-------------------------------------------------------------------------------
<PAGE 03>

Can/Am since 1998 has operated under the "American Inflatables" tradename. Can/Am was formed to manufacture and market an alternative advertising medium: inflatable blimps and other custom inflatable products. Can/Am has developed a strong reputation for high quality inflatable products used for advertising and marketing applications while enhancing its product design through innovation in raw materials and manufacturing techniques.

The Company, through Can/Am, currently maintains one of the largest and most comprehensive inventories of custom inflatable patterns. Whether floating, tethered, flying, this innovative advertising medium creates strong brand awareness and low cost advertising.

Operations and Products

The Company both designs and manufactures hot air and cold air inflatables. Hot air inflatables are usually filled with helium, a non-flammable gas, which floats effortlessly through the air. Cold air inflatables are usually powered by an electrical fan, which the Company currently manufactures, providing a constant flow of air. Both styles of inflatables can either be rooftop based or ground based.

The Company's inflatable products are primarily manufactured at the Company's Costa Mesa Facilities. The Company uses lightweight and durable fabrics primarily composed of coated nylon webbing and stainless steel rivets. The Company believes that this makes each inflatable product, easy to handle, portable, and easily installed/dismantled without special equipment. The Company believes that it is a competitive manufacturer and supplier of alternative promotional balloon solutions that are highly cost effective and easy to use. The Company's products range from custom inflatable designs and huge product replicas to standard, low cost, designs such as: cold air and helium filled advertising balloons, airships, 'hot air balloon' rooftop displays, airborne helium balls and large flying signs.

The Company seeks to maintain its commitment of producing radically effective promotional specialties of the highest caliber in quality, durability and craftsmanship. This continues the Company's tradition of providing quality inflatable display media with unique capabilities, attention to detail, and variety.

The Company's products are designed with businesses in mind. The Company's advertising inflatables have the ability to expand profits by attracting customers. The unique nature of this alternative advertising medium can lure passersby with its strong visual appeal to generate an increase in business turnover. Among the variety of promotional activities, they can be used in retail as a sophisticated point-of-purchase display aid. The manners in which these sales enhancement tools are applied are as flexible as your marketing prowess.

The Company's strategy is to offer the most cost-effective solutions and options in the industry. Rapid set-up along with quick deflation and packing are second nature to this medium. From huge oversized product replica models and corporate logo and standard designs such as custom detailed spheres and globes floating above a stand. This ensures that the customer promotes its stand and product effectively, and believes that they have received the best value for their advertising dollar.


                                    - 3 -
-------------------------------------------------------------------------------
<PAGE 04>

The Company believes that the most unusual form of advertising display is also the most portable. Displays can be inflated and deflated within minutes. Unlike billboards, these publicity-generating tools are reusable both indoors and outdoors. The choice of helium inflatables offers an aerial advantage with greater visibility from a great distance. This medium provides the power of billboard advertising without the expense along with the benefits of portability and reusability.

While the Company's product designs vary and reflect customer preferences, most inflatable products incorporate specially coated nylon webbing and stainless steel rivets as raw material components. These raw materials are purchased from specific suppliers under purchasing agreements the Company has with each supplier. The Company believes that it is not dependent upon its suppliers since the raw materials it requires can be obtained from many sources.

The Company's management believes that through its efforts it will be successful in the introduction of the Company's design and manufacturing capabilities to the industry. As of December 31, 1999, the Company had approximately 15,000 customers. The Company's sales records show that the average customer order is $2,500. As a group, the Company's customers are concentrated as follows: 50% of sales have been made to customers in the auto industry, 20% of sales have been made to customers in the housing industry, and 30% of these have been made to customers in the various miscellaneous retail industries.

Sales & Marketing

The Company secures orders through its own in-house marketing and sales staff. Currently, the Company has nine persons devoted to full-time marketing and sales of the Company's products. Each account representative ("Account Representative") receiving 80 hours of training from the management.
Account representatives are compensated with basic salary and commission.

Each Account representative is required to meet a minimum sales quota of $25,000 each month (the "Quota Amount"). After an Account Representative meets or exceeds the Quota Amount, he is eligible to receive a 10% commission on each additional sales order. The Company anticipates that it will need to increase the number of its Account Representatives by a minimum of 5 in the next 12 months. After the Company receives an order for the sale of the Company's products, the Company's design staff works with the Account Representative that generated the order to develop the most effective design. The mock up design is then submitted to the customer for approval. After the customer approves the design, the Company's manufacturing staff commences work on the product. For most orders, the Company has found that from product design to product completion, the Company's manufacturing process requires seven to 10 days. After completion, each product is then shipped to the customer via Federal Express. Each inflatable product is packaged and delivered to the customer with instructions to assist the customer in erecting the product for maximum marketing impact. Customers are responsible for all installation.

The Company will pursue a strategy of attracting proven management talent from within the industry and outside to expand its sales and marketing efforts. The Company will further use its management in developing a strategy of rapid but sustainable growth. This strategy the Company believes can be achieved by implementing an aggressive acquisition strategy centered on local and regional competitors, which can enhance the Company's overall business objective.


                                    - 4 -
-------------------------------------------------------------------------------
<PAGE 05>

ITEM 2.   Description of Property

The Company has 22 employees of whom eight employees are employed in administrative, sales, marketing and an additional 14 employees who work in manufacturing and production. The Company believes it has an excellent relationship with its employees. None of its employees are represented by a collective bargaining agreement.

The Company leases 10,000 square feet of office and manufacturing facilities at 947 Newhall Street, Costa Mesa, California 92627 under the terms of a one-year lease (the "Lease") with ten one-year renewal options. Under the terms of the Lease the Company pays $6,800 in monthly rent and common area operating expenses. The Company's Chief Executive Officer, Gregg R. Mulholland, has personally guaranteed the Company's obligations under the Lease.

ITEM 3.   LEGAL PROCEEDINGS

During June 1999 Can/Am was in breach of contract in the amount of $4,000, for advertising purchased. Virgo Publishing, Inc. obtained a default judgement in the amount of $5,500 plus attorney fees and costs.

During 1999, S.D.D. Enterprises, Inc. obtained a judgment from Can/Am of $7,144 requiring payment April 1, 1999. The judgment was for breach of contract and non-payment. The Company paid the judgement subsequent to year end.

During 1999, Glassforms, Inc. obtained a judgement from Can/Am in the amount of $3,000. The judgment was for breach of contract and non-payment.

During December 1999, FedEx Corporation filed an action which was later settled for approximately $19,500. The Company has been notified of a refiling in the amount of $25,000.

There are no other material legal proceedings to which the Company is currently a party or to which the property of the Company is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 1999 the following matter was put forth to a majority of the directors and shareholders. The Company's Board of Directors and a majority vote of the shareholders approved a reverse stock split of
0.1125 for 1 of the Company's common stock.


                                    - 5 -
-------------------------------------------------------------------------------
<PAGE 06>

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

On December 28, 1999 the Company's common stock began trading on the Over the Counter Bulletin Board (OTC-BB) Market under the symbol "GLLK." Prior to December 28, 1999, there was no public market for the Company's common stock. The following sets forth the quarterly high and low bid prices during the fourth quarter 1999 as reported on OTC-BB. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions and may not reflect actual transactions.

                                                   PRICE
            QUARTER ENDED                  HIGH             LOW
          -----------------               ------           ------
          December 31, 1999               $4.00            $4.00

On March 28, 2000, the closing price of the Company's common stock (which currently trades under the symbol BLMP) on the OTC-BB Market was $ 3 3/8 per share. The Company has approximately 200 holders of record of its common stock and estimates that it has approximately 300 beneficial holders.

DIVIDEND POLICY

The Company has paid no cash dividends to date. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

CHANGES IN SECURITIES

The Company did not issue any additional equity securities during the quarter ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended; The Company did issue the following securities registered under the Securities Act of 1933.

During November 1999, the Company issued 775,000 shares of its common stock to three individuals who performed services under various consulting agreements. These shares were issued pursuant to Form S-8 filed December 27, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECURITIES LITIGATION REFORM ACT.

Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Prior to December 28, 1999 the Company was a non-operating business.
Pursuant to a Plan of Reorganization Agreement, Globalock Corporation merged with Can/Am Marketing Group LLC. The Financial Statements included with the Form 10-KSB are the combined Financial Statements as of and for the year ended December 31, 1999 of the Company and Can/Am Marketing Group, LLC.

The operations discussion that follows, is the results of the Company of which consists of Globalock and Can/Am on a proforma basis.

RESULTS OF OPERATIONS.
Net sales were $1,034,100 in fiscal 1999, an increase of $583,700 or 129.5% compared to net sales of $450,400 for fiscal 1998. The increase in sales is due to the Company substantially increasing its customer base. Sales for the Company continue to grow at an increasing rate not just from repeat customers but from new customers. The company has increased its presence and exposure in the advertising markets.

Gross margin in fiscal 1999 was 60.8%, compared to 21.7% for fiscal
1998. The $629,100 gross profit for fiscal 1999 compares to $97,600 for fiscal 1998. The increase in net sales and production efficiencies, are the primary cause for the increase in gross margin as a percentage of sales. The Company through higher quality materials for production, which decreased replacement and provided a stronger product for sale. During fiscal 1999 the Company increased its production and manufacturing staff but at a lower rate than sales increase, enabling the Company to utilize its production staff to increase gross margin.


                                    - 6 -
-------------------------------------------------------------------------------
<PAGE 07>

The Company's selling expense totaled $356,600 for fiscal 1999 compared to $137,400 for fiscal 1998, an increase of $219,200 or 159.6%. The Company during fiscal 1999 substantially increased its trade show presence 700% fold from fiscal 1998. Management believes that the additional tradeshow costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's project first quarter of fiscal 2000.

The Company's total general and administrative (G & A) expenses increased by $486,900 or 332.5%, in fiscal 1999 due to increased costs related to the Company's activities in preparation for going public and legal fees as well as an increase in personnel. The Company's added two experienced senior management to its staff, and several other positions. Total G & A expenses as a percentage of sales were 61.6% for fiscal 1999, up from 35.1% for fiscal 1998. G & A as a percentage of revenues increase, related to the Company's expansion efforts and its preparation for going public.

The Company's interest expense was $39,400 in fiscal 1999 and $0 in fiscal 1998. The increase in interest expense during fiscal 1999 when compared to fiscal 1998 is due to the interest expense associated with the convertible notes and other short term financing.

REVERSE MERGER TREATMENT

On December, 27, 1999 Globalock completed its merger with Can/Am. Can/Am was formed during 1997 as a limited liability company. As a result of the merger Globalock acquired the business operations, services and assets of Can/Am which are a significant part of our ongoing business and product that we sell. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Can/Am.

The reverse merger was completed pursuant to the statutory requirements of California and Delaware through the exchange of 3,518,000 shares of American Inflatables, Inc. common stock for 100% of outstanding membership interests of Can/Am Marketing Group, LLC. The merger was treated as a reverse merger for accounting purposes, therefore the financial statements of the Company are the financial statements of Globalock and Can/Am.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of December 31, 1999, the Company had limited cash and/or cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it may not have sufficient cash resources to fund the Company's operations through fiscal 2000. The Company as of December 31,1999 had begun its efforts of obtaining financing. The Company is currently conducting a private placement pursuant to an exemption under Rule 504. The even with its current private placement plans may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

The Company once finished with this private placement anticipates that it will need to raise additional capital on a private placement basis through the sale of the Company's common stock, preferred stock, debt securities, or some combination thereof. The Company believes that if it is able to raise an additional financing, this will meet the Company's external financing requirements for a period of about twelve to twenty months after which the Company may need additional financing on such terms as may then be available. The amount of additional financing that the Company will need has not been determined. While the Company is currently exploring opportunities it may have to raise the additional capital, the Company has not received any commitment from any investor, underwriter, or broker-dealer to provide any such funds. There can be no assurance that the Company will be successful in raising additional funds, or, if it is successful, that any such funds can be raised on terms that are reasonable in view of the Company's current circumstances.


                                    - 7 -
-------------------------------------------------------------------------------
<PAGE 08>

SELECTED FINANCIAL DATA.

The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the Financial Statements. No dividends have been paid on the Company's common stock.

                           American Inflatables, Inc.
                            Statement of Operations
                       For the period ending December 31,

                                               DECEMBER 31,
                                        -----------------------
                                            1999         1998
                                        -----------   ----------
  Revenues............................  $1,034,100    $ 450,400
  Net income (loss)...................  $ (408,600)   $(209,200)
  Proforma Loss per common share:
    Basic.............................  $   (0.09)    $  (0.05)
    Diluted...........................  $   (0.09)    $  (0.05)
  Total assets........................  $1,047,100
                                        ===========

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 defers for one year the effective date of SFAS 133. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the new statement will have an effect on earnings or the financial position of the Company.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    - 8 -
-------------------------------------------------------------------------------
<PAGE 09>
                         Independent Auditor's Report
                         ----------------------------

Members
Can-Am Marketing Group LLC
dba American Inflatables
947 Newhall Street
Costa Mesa, CA  92627

We have audited the accompanying balance sheet of Can-Am Marketing Group LLC as of December 27, 1999, and the related statements of operations, changes in members equity, and cash flows for the pre merger period, January 1, 1999 through December 27, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Am Marketing Group LLC as of December 31, 1999, and the results of its operations and its cash flows for the pre merger period, January 1, 1999 through December 27, 1999, and the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The proforma financial statements are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and accordingly we express no opinion on it.


Siegel & Smith
April 10, 2000


                                    - 9 -
-------------------------------------------------------------------------------
<PAGE 10>
                         CAN/AM MARKETING GROUP, LLC
                             BALANCE SHEET
                      PRE MERGER DECEMBER 27, 1999
                 ----------------------------------------

                                ASSETS
Current assets:
  Cash .....................................................$      900
  Inventory.................................................    59,600
  Prepaid expenses and other current assets.................    53,300
                                                            ----------
          Total current assets..............................   113,800
Fixed assets
  Display and promotional blimps, net.......................    22,300
  Computers, furniture and office equipment, net............    34,000
  Leasehold improvements, net...............................    51,600
                                                            ----------
          Total fixed assets................................   107,900
Other assets:
  Deposits..................................................     7,000
                                                            ----------
          Total assets......................................$  228,700
                                                            ==========


             LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable.............................................$  323,000
  Notes payable investors...................................   259,000
  Accounts payable..........................................   113,300
  Accrued payroll liabilities...............................   289,500
  Accrued liabilities.......................................    48,700
                                                            ----------
          Total current liabilities......................... 1,033,500

Member's equity (deficit)...................................  (804,800)
                                                            ----------
          Total liabilities and members' equity (deficit)...$  228,700
                                                            ==========

           See accompanying notes to financial statements.


                                    - 10 -
-------------------------------------------------------------------------------
<PAGE 11>
                         CAN/AM MARKETING GROUP, LLC
            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                FOR THE PRE MERGER PERIOD ENDED DECEMBER 27, 1999
                      AND YEAR ENDED DECEMBER 31, 1998

                                                          1999          1998
                                                      -----------   ----------
Revenues............................................  $ 1,034,100   $  450,400
     Cost of goods sold.............................      405,000      352,800
                                                      -----------   ----------
Gross profit........................................      629,100       97,600
                                                      -----------   ----------
Selling and tradeshow expenses
     Sales commissions..............................       62,000       60,300
     Trade show expense.............................      138,000       29,300
     Trade show travel and entertainment............       71,500          800
     Other selling and marketing expenses...........       85,100       47,000
                                                      -----------   ----------
          Total ....................................      356,600      137,400
                                                      -----------   ----------
Administrative expenses
     Depreciation and amortization..................       20,300        8,000
     Legal and accounting...........................      102,800        5,000
     Office expense.................................       80,300       50,500
     Other administrative expenses..................       72,300       21,500
     Salaries and payroll expenses..................      361,700       65,500
                                                      -----------   ----------
          Total.....................................      637,400      150,500
                                                      -----------   ----------
              Net loss from operations..............     (364,900)    (190,300)

Other Expenses
     Interest expense...............................       39,400        7,100
     Other losses...................................        4,300       11,800
                                                      -----------   ----------
          Total.....................................       43,700       18,900
                                                      -----------   ----------
              Net loss..............................  $  (408,600)  $ (209,200)

     Beginning members' deficit.....................     (333,500)     (61,800)
     Member draws...................................      (62,700)     (62,500)
                                                      -----------   ----------
          Members' deficit..........................  $  (804,800)  $ (333,500)
                                                      ===========   ===========

           See accompanying notes to financial statements.


                                    - 11 -
-------------------------------------------------------------------------------
<PAGE 12>
                         CAN/AM MARKETING GROUP, LLC
                          STATEMENTS OF CASH FLOWS
            FOR THE PRE MERGER PERIOD ENDING DECEMBER 27, 1999
                      AND YEAR ENDED DECEMBER 31, 1998

                                                    Period Ended    Year Ended
                                                    December, 27   December, 31
                                                       1999           1998
                                                    ------------   ------------
Cash flows from operating activities
  Net loss.......................................... $(408,600)     $(209,200)
     Adjustments to reconcile net income to net cash
     Provided by operating activities:
     Depreciation...................................    14,100          4,200
          Amortization..............................     6,200          3,800
          Changes in:
            Inventory...............................   (55,200)        (4,400)
            Prepaid expenses........................   (46,000)        (7,300)
            Accounts payable........................   107,200          9,200
            Accrued payroll liabilities.............   232,000         21,200
            Accrued liabilities.....................    11,900          2,500
            Deposits................................      (400)        (5,000)
                                                     ---------      ---------

Net cash used in operating activities...............  (138,800)      (185,000)
Cash flows from investing activities
          Promotional blimps constructed............   (24,400)        (3,000)
          Purchase of office equipment and computers   (10,000)       (17,100)
          Purchase of manufacturing equipment.......   (11,400)       (10,400)
          Leasehold improvements....................      (800)       (60,700)
                                                     ---------      ---------

Net cash used by investing activities...............   (46,600)       (91,200)

Cash flows from financing activities
          Notes payable.............................   275,000        340,300
          Member draws..............................   (62,700)       (62,500)
          Debt reduction............................   (33,300)          -
                                                     ---------      ---------

Net cash provided by financing activities...........   179,000        277,800

          Net increase in cash (decrease) ..........    (6,400)         1,600

     Cash, beginning of the year....................     7,300          5,700
                                                     ---------      ---------

     Cash, December 27 and December 31.............. $     900      $   7,300
                                                     =========      =========


Supplemental Information:
Interest Paid....................................... $    -         $    -
Taxes Paid.......................................... $    -         $    -

           See accompanying notes to financial statements.


                                    - 12 -
-------------------------------------------------------------------------------
<PAGE 13>
                         Independent Auditor's Report
                         ----------------------------


Board of Directors and Stockholders
American Inflatables, Inc.
947 Newhall Street
Costa Mesa, CA  92627


We have audited the accompanying balance sheet of American Inflatables, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the post merger period December 27, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Inflatables, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the post merger period, December 27 1999 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations an has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The proforma financial statements are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and accordingly we express no opinion on it.


Siegel & Smith
Del Mar, California
April 10, 2000


                                    - 13 -
-------------------------------------------------------------------------------
<PAGE 14>
                         CAN/AM MARKETING GROUP, LLC
                             BALANCE SHEET

                                                            DECEMBER 31, 1999
                                                            -----------------
                                ASSETS
Current assets:
  Cash .....................................................  $       900
  Inventory.................................................       59,600
  Prepaid expenses and other current assets.................       53,300
                                                              -----------
          Total current assets..............................      113,800

Fixed assets
  Display and promotional blimps, net.......................       22,300
  Computers, furniture and office equipment, net............       34,000
  Leasehold improvements, net...............................       51,600
                                                              -----------
          Total fixed assets................................      107,900

Other assets:
  Deposits..................................................        7,000
  Goodwill, net.............................................      818,400
                                                              -----------
          Total other assets................................      825,400

          Total assets......................................  $ 1,047,100
                                                              ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $   323,000
  Accounts payable..........................................      113,300
  Accrued payroll liabilities...............................      289,500
  Accrued liabilities.......................................       48,700
                                                              -----------
          Total current liabilities.........................  $   774,500
Long term liabilities
Stockholders' equity
   Common stock.............................................  $    45,400
   Additional paid in capital...............................      254,600
   Accumulated deficit......................................      (27,400)
                                                              -----------
          Total stockholders' equity........................      272,600
                                                              -----------
          Total liabilities and stockholders' equity........  $ 1,047,100
                                                              ===========

           See accompanying notes to financial statements.


                                    - 14 -
-------------------------------------------------------------------------------
<PAGE 15>
                           AMERICAN INFLATABLES, INC
                            STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1999

                                                    Post merger
                                                    December 27-    Year Ended
                                                    December 31,       1999
                                                       1999         unaudited
                                                     ----------     ----------
Revenues............................................ $        0     $        0
     Cost of goods sold.............................          0              0
                                                     ----------     ----------
Gross profit........................................          0              0
                                                     ----------     ----------

Administrative expenses
     Depreciation and amortization.................           0              0
     Legal and accounting..........................           0         14,300
     Office expense................................           0              0
     Other administrative expenses.................           0          2,900
     Salaries and payroll expenses.................           0              0
                                                     ----------     ----------
          Total....................................           0         17,200
                                                     ----------     ----------
              Net loss from operations.............           0        <17,200>

Income tax (benefit)
     Income tax expense (benefit)..................           0         (2,600)
     Valuation allowance(benefit)..................           0          2,600
                                                     ----------     ----------
          Total....................................           0              0
                                                     ----------     ----------
              Net loss.............................  $        0     $   17,200
                                                     ==========     ==========

     Loss per share................................                     (0.01)

     Weighted average shares.......................                  1,251,648

           See accompanying notes to financial statements.


                                    - 15 -
-------------------------------------------------------------------------------
<PAGE 16>
                         AMERICAN INFLATABLES, INC.
                         STATEMENTS of CASH FLOWS
                      YEAR ENDED DECEMBER 31, 1999

                                                    Post merger
                                                    December 27-    Year Ended
                                                    December 31,       1999
                                                       1999         unaudited
                                                     ----------     ----------
Cash Flows From Operating Activities
     Net loss....................................... $     -        $  (17,200)
                                                     ----------     ----------
Net Cash Used in Operating Activities...............       -           (17,200)

Cash Flows From Financing activities
          Sale of common stock......................        900         13,800
          Assumption of debt........................       -             4,300
                                                     ----------     ----------
Net cash provided by financing activities...........        900         18,100

          Net Increase in cash......................        900            900

     Cash, beginning of the year....................       -              -
                                                     ----------     ----------
     Cash, December 27 and December 31.............. $      900     $      900
                                                     ==========     ==========

Supplemental Non Cash Investing and Financing Activities:
     The Company acquired all the assets and liabilities of Can/Am Marketing
     Group, LLC for 2,910,000 shares of the Company's Common Stock

Supplemental Information:
     Interest Paid.................................. $     -        $     -
     Taxes Paid..................................... $     -        $     -

           See accompanying notes to financial statements.


                                    - 16 -
-------------------------------------------------------------------------------
<PAGE 17>
                         AMERICAN INFLATABLES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
    FOR THE POST MERGER PERIOD DECEMBER 27, 1999 THROUGH DECEMBER 31, 1999

                                        Common Stock      Additional Paid     Accumulated
Date                 Description     Shares     Dollars       in Capital         Deficit       Total
-----------------    -------------   ------------------   ----------------    -----------    --------
                     Beginning
                     Balance         1,019,921  $10,200       $     800        $ (10,200)    $   800

December 27, 1999    Shares issued
                     to LLC Member   3,000,000   30,000            -                -         30,000

December 27, 1999    Convertible
                     debt              518,000    5,200         253,800             -        259,000

December 31, 1998    Net loss                                                    (17,200)    (17,200)
                                     ------------------   ----------------    -----------    --------

Balance
December 31, 1999                    4,537,921  $45,400       $ 254,600        $ (27,400)    $272,600
                                     ==================   ================    ===========    ========

           See accompanying notes to financial statements.


                                    - 17 -
-------------------------------------------------------------------------------
<PAGE 18>
                   CAN/AM LLC / AMERICAN INFLATABLES, INC.
                           PROFORMA BALANCE SHEET
                              DECEMBER 31, 1999

                          ASSETS
                                                                             Adjust-     Proforma
                                                     Can/Am     GlobaLock     ments    Balance Sheet
                                                   ----------   ---------   --------   -------------
Current assets:
  Cash .........................................   $      900   $    -      $   -        $      900
  Inventory.....................................       59,600        -          -            59,600
  Prepaid expenses and other current assets.....       53,300        -          -            53,300
                                                   ----------   ---------   --------     ----------
          Total current assets..................      113,800        -          -           113,800

Fixed Asstes
  Display and promotional blimps, net...........       22,300        -          -            22,300
  Computers, furniture and office equipment net.       34,000        -          -            34,000
  Leasehold improvements, net...................       51,600        -          -            51,600
                                                   ----------   ---------   --------     ----------
          Total fixed assets....................      107,900        -          -           107,900

Other Assets:
  Deposits......................................        7,000        -          -             7,000
  Goodwill, net.................................         -           -       818,400        818,400
                                                   ----------   ---------   --------     ----------
          Total other assets....................        7,000        -       818,400        825,400
                                                   ----------   ---------   --------     ----------
          Total Assets..........................   $  228,700   $    -      $818,400     $1,047,100
                                                   ==========   =========   ========     ==========


                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable.................................   $  323,000     $11,900   $(11,900)    $  323,000
  Notes payable investors.......................      259,000        -      (259,000)          -
  Accounts payable..............................      113,300       4,500     (4,500)       113,300
  Accrued payroll liabilities...................      289,500        -          -           289,500
  Accrued liabilities...........................       48,700        -          -            48,700
                                                   ----------   ---------   --------     ----------
          Total current liabilities.............    1,033,500      16,400   (275,400)       774,500

Long Term Liabilities

Members' deficit................................     (804,800)       -       804,800           -

Stockholders' equity (deficit)
  Common stock..................................         -         10,200     35,200         45,400
  Additional paid in capital....................         -            800    253,800        254,600
  Accumulated deficit...........................         -        (27,400)      -           (27,400)
                                                   ----------   ---------   --------     ----------
          Total stockholders' equity (deficit)..         -        (16,400)   289,000        272,600
                                                   ----------   ---------   --------     ----------
          Total liabilities and Stockholders'
               (deficit)equity..................   $  228,700   $    -      $818,400     $1,047,100
                                                   ==========   =========   ========     ==========

           See accompanying notes to financial statements.


                                    - 18 -
-------------------------------------------------------------------------------
<PAGE 19>
                   CAN/AM LLC / AMERICAN INFLATABLES, INC.
                      PROFORMA STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                             Adjust-     Proforma
                                                     Can/Am     GlobaLock     ments    Balance Sheet
                                                   ----------   ---------   --------   -------------
Sales...........................................   $1,034,100   $    -      $   -        $1,034,100
                                                   ----------   ---------   --------     ----------

Cost of goods sold..............................      405,000        -          -           405,000
                                                   ----------   ---------   --------     ----------
Gross profit....................................      629,100        -          -           629,100

Selling and tradeshow expenses
     Sales commissions..........................       62,000        -          -            62,000
     Trade show expense.........................      138,000        -          -           138,000
     Trade show travel and entertainment........       71,500        -          -            71,500
     Other selling and marketing expenses.......       85,100        -          -            85,100
                                                   ----------   ---------   --------     ----------
          Total ................................      356,600        -          -           356,600

Administrative expenses
     Depreciation and amortization..............       20,300        -          -            20,300
     Legal and accounting.......................      102,800      14,300       -           117,100
     Office expense.............................       80,300        -          -            80,300
     Other administrative expenses..............       72,300       2,900       -            75,200
     Salaries and payroll expenses..............      361,700        -          -           361,700
                                                   ----------   ---------   --------     ----------
          Total.................................      637,400     (17,200)      -           654,600
                                                   ----------   ---------   --------     ----------
              Net Loss from operations..........     (364,900)       -          -          (382,100)

Other expenses
     Interest expense...........................       39,400        -          -            39,400
     Other losses...............................        4,300        -          -             4,300
                                                   ----------   ---------   --------     ----------
          Total.................................       43,700        -          -            43,700

Income tax (benefit)
     Income tax expense (benefit)...............         -         (2,600)   (61,300)       (61,300)
     Valuation allowance........................         -          2,600     61,300         61,300
                                                   ----------   ---------   --------     ----------
          Total.................................         -           -          -              -

              Net loss..........................   $ (408,600)  $ (17,200)  $   -        $ (425,800)
                                                   ==========   =========   ========     ==========

           See accompanying notes to financial statements.


                                    - 19 -
-------------------------------------------------------------------------------
<PAGE 20>
                         Notes to Financial Statements


Note A.   ORGANIZATION AND BASIS OF PRESENTATION

American Inflatables, Inc., (the "Company")(a Delaware Corporation) provides, manufactures and markets alternative advertising products such as, inflatable blimps and other custom inflatable products.

Effective December 27, 1999 (the Acquisition Date) the Company acquired the alternative advertising medium business from Can/Am Marketing Group, LLC in an exchange of common stock of the Company for assets of Can/Am Marketing Group, LLC. The closing for this transaction occurred on December 27, 1999. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair market value, deemed to be the net book value carried by Can/Am. The difference between fair market value and purchase price was charged to goodwill.

Note B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

INVENTORY: Finished goods and raw materials are valued at the lower of cost (first in first out) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, are recorded at cost but not in excess of net realizable value.

PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer software to seven years for equipment. Leasehold improvements and Goodwill are amortized on a straight-line method over ten years.

REVENUE AND EXPENSE RECOGNITION: Revenue from product sales are generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven to ten days. Revenue is recognized when the product is shipped by the Company to the client. Expenses are recorded when incurred.

ADVERTISING: The Company follows the policy of charging the costs of advertising to expense as incurred. The Company's significant advertising expenses are trade show costs. The Company depreciates the tradeshow blimps over 60 months.

INCOME TAXES: The newly merged Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Can/Am Marketing Group, LLC was treated as a partnership for federal and state income tax purposes, prior to the acquisition date income or losses from Can/Am passes to the members.

ESTIMATES: The preparation of these financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.


                                    - 20 -
-------------------------------------------------------------------------------
<PAGE 21>

Note C.   INVENTORY

Inventories as of December 27, 1999 and December 31, 1999 by major classification, were as follows:
                                                       1999
                                                     --------
            Finished Goods.......................... $ 25,700
            Work-in-Process.........................    5,400
            Raw Materials...........................   28,500
                                                     --------
                                                     $ 59,600
                                                     ========

Inventory is valued using the first in first out (FIFO) method.

Note D.   PREPAID EXPENSES

The Company markets its products by attending trade shows. To secure strategic locations and favorable rates a deposit is required to be placed in excess of nine months prior to the show. Accordingly the Company has $49,503 in deposits as of December 27, 1999 and December 31, 1999. These amounts are expensed in the period of the trade show.

Note E.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment as of December 27, 1999 and December 31, 1999 consisted of the following:
                                                       1999
                                                     --------
            Machinery and equipment..............    $ 20,200
            Leasehold improvements...............      61,500
            Computer and software................      17,300
            Furniture and fixtures...............       8,500
            Trade show blimps.......... .........      28,700
                                                     --------
                                                      136,200
            Less accumulated depreciation.........     28,300
                                                     --------
                                                     $107,900
                                                     ========

Depreciation and amortization expense for the period ended December 27, 1999 and year end 1999 was $20,290.

Note F.   NOTES PAYABLE

Notes payable as of December 27, 1999 and December 31, 1999 consisted of:

            Short Term Note....................      $ 23,000
            Convertible Notes..................       300,000
            Membership Subscriptions...........       259,000
                                                     --------
                                                     $582,000
                                                     ========

The convertible notes in the amount of $50,000 in 1998 and $250,000 during 1999 provide for a term loan and include interest payable at 12%. These loans are secured by shares owned by an officer of the Company. The Company is required to either make payment for principal and interest or make payment in the form of common stock of the Company once the Company becomes a publicly traded company. The lenders have the option to convert the debt to common shares at $1.00 per share. The total accrued interest at December 27, 1999 and December 31, 1999 was $23,000. No conversions have been made as of December 31, 1999.

Individual investors have purchased unsecured membership subscriptions totaling $259,000 in Can/Am, in return they will were issued common shares at $ .50 per share. No interest was paid on these subscriptions.

As of December 31, 1999 the Company owed Scott Rettberg $23,000 which is unsecured and bears no interest. This loan was a result of the purchase of his interest in Can/Am.


                                    - 21 -
-------------------------------------------------------------------------------
<PAGE 22>

Note G.   RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company's officer has received funds on a unsecured basis from the Company. These borrowings occurred during the period that the Company was a limited liability company (LLC). Upon termination of the Company's LLC operation and organization these advances were reclassified as draws and netted against member equity.

Scott Rettberg, a former member of Can/Am, agreed to sell his Can/Am interest in May 1998. The agreement offered Mr. Rettberg 50,000 shares of common stock when the Company becomes a publicly traded company in addition to a cash payment of $39,600 paid in 24 monthly installments. Subsequent to the balance sheet date the 50,000 shares were issued.

Note H.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note I.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company had not commenced its planned principal operations. Prior to the merger, Can/Am sustained significant losses and has negative working capital. Without the realization of additional capital, it may be unlikely for the Company to continue as a going concern.

Note J.   COMMITMENTS & CONTINGENCIES

The financial statements reflect accruals management believes sufficient to the mentioned pending legal proceedings.
The Company's sales to the automobile industry exceed 50% of the Company's total sales. An economic downturn to the auto industry could seriously impact Company sales.

Note K.   LEASES

The Company leases a combination of offices and production facility in Costa Mesa, California totaling 10,000 square feet. The lease is accounted for as an operating lease, under the terms of a one-year lease with ten one-year consecutive renewal options.

Note L.   STOCK

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of December 31, 1999 there were 4,537,921 shares issued and outstanding.

The Company also has 20,000,000 authorized shares of $0.001 par value preferred shares. As of December 31, 1999 there were no shares issued and outstanding.


                                    - 22 -
-------------------------------------------------------------------------------
<PAGE 23>

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As filed on Form 8-K, January 13, 2000, the Company terminated its prior accountants. There have been no disagreements with the Company's accountants on any accounting or financial disclosure matters during fiscal 1999 and fiscal 1998.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

  Name                        Age          Title
  ------------------        ------        ----------------------------------
  Gregg Mulholland             31         Chairman of the Board,
                                          Chief Executive Officer

  Jeffrey Jacobson             52         President, Chief Operating Officer
                                          and Director

  David Ariss                  60         Director


Gregg R. Mulholland, age 31, is the Company's Chief Executive Officer and has served in that capacity since inception. From February 1995 to May 1997, Mr. Mulholland was President/CEO at Hurlys Roadhouse Inc. From March 1993 to January 1995, Mr. Mulholland was General Partner at Arpatia Inc.
Mr. Mulholland holds a BA degree from California State University at
Long Beach (1991).

Jeffrey Jacobson, age 52, is the Company's Chief Operations Officer and has served in that capacity since February 1999. From January 1997 to February 1999, Mr. Jacobson was National Sales Manager at Giant Advertising. From June 1987 to June 1995, Mr. Jacobson was President of Micro Warehouse. Mr. Jacobson holds a Bachelor of Commerce degree from the University of Witwatersrand.

David Arris, age 60, is on the Board of Directors and was appointed during December 1999. Mr. Ariss spent the majority of his professional career in the Industrial and Commercial Real Estate Industry. Mr. Ariss is Principal with P.I.B. Realty Advisors, a real estate consulting firm, and was recently appointed to the California World Trade Commission.


                                    - 23 -
-------------------------------------------------------------------------------
<PAGE 24>

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

SECTION 16(a) of the securities Exchange Act of 1934, as amended, requires the company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 1999.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company named executive officers and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 1999 and who are no longer serving in such capacity at December 31, 1999, for services rendered during the fiscal years ended December 31, 1999 and 1998.

                         SUMMARY COMPENSATION TABLE

                                Annual Compensation                       Long-Term Compensation
                             --------------------------   -------------------------------------------------------
                                                          Other Annual               Restricted      Securities
Name and                                         Bonus    Compensation    Stock      Underlying      All other
Principal Position           Year   Salary ($)   ($)(1)        ($)       Awards($)   Options(#)   Compensation($)
------------------           ----   ----------   ------   ------------   ---------   ----------   ---------------
Gregg Mulholland             1999    $ 80,000      -            -            -            -              -
Chairman, President          1998    $ 45,050      -            -            -            -              -
and Chief Executive Officer
Jeffrey Jacobsen             1999    $ 60,050      -            -            -            -              -
Chief Operating Officer
-----------------

                     OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                                    Individual Grants
                      -------------------------------------------
                      Number of       Percent of
                      Securities    Total Options
                      Underlying      Granted to     Exercise or
                        Options     Employees in     Base Price     Expiration
Name                  Granted (#)   Fiscal Year(1)      ($/Sh)         Date
------------------    -----------   --------------     -------      ----------
Gregg Mulholland           -             -             $0.000            -
Jeffrey Jacobsen           -             -             $0.000            -
David Ariss                -             -             $0.000            -


                                    - 24 -
-------------------------------------------------------------------------------
<PAGE 25>

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 1999 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 1999:

                                                    Number of Securities         Value of Unexercised
                                                   Underlying Unexercised            In-the-Money
                                                      Options at Fiscal            Options at Fiscal
                       Shares                            Year-End(#)                  Year-End($)
                     Acquired on      Value      ---------------------------   ---------------------------
Name                 Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                 -----------   -----------   -----------   -------------   -----------   -------------
Gregg Mulholland         -             -              -             $0              -             $0
Jeffrey Jacobsen         -             -              -             $0              -             $0
David Ariss              -             -              -             $0              -             $0
-----------------

DIRECTOR COMPENSATION

The Company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director. No compensation was paid to any directors during the year ended December 31, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise indicated, the address of the directors and officers is American Inflatables, Inc., 947 Newhall Street, Costa Mesa, California 92627. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options and warrants held by that person that are exercisable within 60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. Unless otherwise indicated, the address of each named beneficial owner is that of the Company's principal offices located at 947 Newhall Street, Costa Mesa California 92627.

 NAME AND ADDRESS                NUMBER OF SHARES       PERCENTAGE OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED     BENEFICIALLY OWNED (1)
---------------------------     ------------------     ----------------------
Gregg Mulholland                    3,000,000                  66.4%
Jeffrey Jacobsen                         -                      0.0%
Davis Ariss                              -                      0.0%
---------------------------

All  officers and directors
     as a group (3 persons)         3,000,000                  66.4%

(1)  Based on 4,518,000 shares outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no material relationships or related transactions between the Company and its officers or directors.


                                    - 25 -
-------------------------------------------------------------------------------
<PAGE 26>

PART III

ITEM 1.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          Listed below are the documents filed as a part of this report:

          1.   Financial Statements and the Independent Auditors' Report:

          2.   Financial Statement Schedules:

          3.   Exhibits:

               2.1 *** Merger Agreement and Plan of Reorganization among GLOBALOCK CORPORATION,CAN/AM MARKETING GROUP, LLC, and all of the membership interest-holders of CAN/AM MARKETING GROUP LLC.

               3.1 * Amended and Restated Certificate of Incorporation of the Company,

               3.2 *     Bylaws of the Company

               4.1 *     Specimen of common stock certificate

               5   **    Opinion  of  Sara Churgin, Esq.

              10.1 * Employment Agreement Between GlobaLock Corporation and Daniel Zimmerman

              16   ***   Letter from Weinberg & Company, P.A.,
                         re Change in Certifying Accountants.

              23.1       Consent of Independent Auditors

              27         Financial Data Schedule

                    * Incorporated by reference to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on August 4, 1999.

                    **   Incorporated by reference to the Company's
                         Form S-8 filed with the Securities and Exchange Commission on December 27, 1999.

                    ***  Incorporated by reference to the Company's
                         Form 8-K filed with the Securities and Exchange Commission on January 13, 2000.

ITEM 3.   The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.


                                    - 26 -
-------------------------------------------------------------------------------
<PAGE 27>


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 13, 2000                      By: /s/ Gregg Mulholland
       --------------                          --------------------
                                               Gregg Mulholland
                                               Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 13, 2000                 By: /s/ Gregg Mulholland
       --------------                          --------------------
                                               Gregg Mulholland
                                               Chairman of the Board
                                               Chief Executive Officer

Date:  April 13, 2000                 By: /s/ Jeffrey Jacobsen
       --------------                         --------------------
                                              Jeffrey Jacobsen
                                              President
                                              Chief Operating Officer
                                              Director

Date:  April 13, 2000                 By: /s/ David Ariss
       --------------                         --------------------
                                              David Ariss
                                              Director


                                    - 27 -
-------------------------------------------------------------------------------
<PAGE 28>

EX-23

CONSENT OF SIEGEL & SMITH


EXHIBIT 23

                       INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference of our report dated April 10, 2000, appearing in this Annual Report on Form 10-KSB of American Inflatables, Inc. for the year ended December 31, 1999.

SIEGEL & SMITH

April 12, 2000


                                    - 28 -
-------------------------------------------------------------------------------
<PAGE 29>