Form 10QSB
period 2000-03-31
AMERICAN INFLATABLES INC
filed 2000-05-15
CIK 1073874

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER PERIOD ENDED MARCH 31, 2000

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 0-26943

                          AMERICAN INFLATABLES, INC.
                          --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              95-4702570
                  --------                              ----------
       (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       947 NEWHALL STREET, COSTA MESA, CA                      92627
       ----------------------------------                      -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  949-515-1776

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

As of May 14, 2000, there were 4,655,000 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

-------------------------------------------------------------------------------

                                                                 PAGE


PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements..................................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three Months
             Ended March 31, 2000 and 1999 (Proforma)............  4

           Statement of Cash Flows For the Three Months
             Ended March 31, 2000 and 1999 (Proforma)............  5

           Notes to Financial Statements
             as of March 31, 2000................................  6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  8


PART II    OTHER INFORMATION.....................................  9

Item 1:    Legal Proceedings.....................................  9

Item 2:    Changes in Securities.................................  9

Item 3:    Defaults Upon Senior Securities.......................  9

Item 4:    Submission of Matters to a Vote of Security Holders...  9

Item 5:    Other Information.....................................  9

Item 6(a): Exhibits..............................................  9

Item 6(b): Reports on Form 8.K...................................  9

SIGNATURES....................................................... 10

                                    - 1 -
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB.

                                    - 2 -
-------------------------------------------------------------------------------

ITEM 1   Financial Statements

                          AMERICAN INFLATABLES, INC.
                                BALANCE SHEET

                                                     MARCH 31,    December 31,
                                                       2000           1999
                                                   ------------   ------------
                                                    (UNAUDITED)
                                ASSETS
Current assets:
  Cash ............................................$   10,200     $      900
  Inventory........................................    66,400         59,600
  Prepaid expenses and other current assets........   119,600         53,300
                                                    ---------      ---------
        Total current assets.......................   196,200        113,800

Fixed assets
  Display and promotional blimps, net..............    25,000         22,300
  Computers, furniture and office equipment, net...    33,900         34,000
  Leasehold improvements, net......................    54,300         51,600
                                                    ---------      ---------
        Total fixed assets.........................   113,200        107,900

Other assets:
  Deposits.........................................     7,000          7,000
  Goodwill, net....................................   805,100        818,400
                                                    ---------      ---------
        Total other assets.........................   812,100        825,400
                                                    ---------      ---------

        Total assets...............................$1,121,500     $1,047,100
                                                    =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................$  323,000     $  323,000
  Accounts payable.................................   102,500        113,300
  Accrued payroll liabilities......................   293,100        289,500
  Accrued liabilities..............................    33,300         48,700
                                                    ---------      ---------
        Total current liabilities..................   751,900        774,500

Long term liabilities

Stockholders' equity
   Common stock....................................    46,550         45,400
   Additional paid in capital......................   368,450        254,600
   Accumulated deficit.............................   (45,400)       (27,400)
                                                    ---------      ---------
        Total stockholders' equity.................   369,600        272,600
                                                    ---------      ---------
        Total liabilities and stockholders' equity $1,121,500     $1,047,100
                                                    =========      =========

               See accompanying notes to financial statements

                                    - 3 -
-------------------------------------------------------------------------------

                          AMERICAN INFLATABLES, INC.
                           STATEMENTS OF OPERATIONS
                     FOR THE QUARTER ENDED MARCH 31, 2000

                                                                    PROFORMA
                                                MARCH 31, 2000   MARCH 31, 1999
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)
Revenues..........................................$  441,100       $  217,000
     Cost of goods sold...........................   198,600          100,400
                                                   ---------        ---------
Gross profit......................................   242,500          116,600
                                                   ---------        ---------
Administrative expenses
     Depreciation and amortization................    18,600            5,200
     Legal and accounting.........................    13,800           17,000
     Office expense...............................    38,300           20,900
     Other administrative expenses................    16,000            6,200
     Salaries and payroll expenses................    67,700           40,700
     Selling Expenses.............................    11,300            1,300
     Marketing....................................    11,200            7,600
     Trade Show...................................    62,600           20,600
     Travel & Entertainment.......................    21,000            3,400
                                                   ---------        ---------
          Total...................................   260,500          122,900
                                                   ---------        ---------
              Net loss from operations............   (18,000)          (6,300)

Income tax (benefit)
     Income tax expense (benefit).................    (7,100)          (2,600)
     Valuation allowance(benefit).................     7,100            2,600
                                                   ---------        ---------
          Total...................................         0                0
                                                   ---------        ---------
              Net loss                            $  (18,000)      $   (6,300)
                                                   =========        =========
     Loss per share...............................    (0.00)           (0.00)

     Weighted average shares...................... 4,565,000        4,540,000
                                                   =========        =========

               See accompanying notes to financial statements

                                    - 4 -
-------------------------------------------------------------------------------

                          AMERICAN INFLATABLES, INC.
                           STATEMENTS of CASH FLOWS
                         QUARTER ENDED MARCH 31, 2000

                                                                    PROFORMA
                                                MARCH 31, 2000   MARCH 31, 1999
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)............................... $   (18,000)     $   ( 6,300)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and Amortization...................      18,600            5,200
 (Increase) Decrease in:
Prepaid Expense and Other Assets................     (62,300)         (19,200)
Inventory.......................................      (6,800)          (4,200)
Increase (Decrease) in:
 Accounts Payable...............................     (10,800)           2,000
 Accrued Expenses...............................     (11,800)          25,500
                                                 -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES...........     (91,100)           2,500
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment/Leaseholds................     (10,600)         (32,100)
Advances to officer.............................      (4,000)         (24,000)
                                                 -----------      -----------
NET CASH USED INVESTMENT ACTIVITIES.............     (14,600)         (56,100)
                                                 -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock........................     115,000                0
Increase in Long Term Debt, net.................           0          100,000
                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......     115,000          100,000
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................       9,300           46,400
CASH AT BEGINNING OF PERIOD.....................         900            5,700
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $    10,200      $    52,100
                                                 ===========      ===========

               See accompanying notes to financial statements

                                    - 5 -
-------------------------------------------------------------------------------

                          Notes to Financial Statements

1.   ORGANIZATION AND BASIS OF PRESENTATION

American Inflatables, Inc.,(the "Company")(a Delaware Corporation) provides, manufactures and markets alternative advertising products such as, inflatable blimps and other custom inflatable products.

Effective December 27, 1999 (the Acquisition Date) the Company acquired the alternative advertising medium business from Can/Am Marketing Group, LLC in an exchange of common stock of the Company for the assets of Can/Am Marketing Group, LLC. The transaction closed on December 27, 1999. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair market value, deemed to be the net book value carried by Can/Am. The difference between fair market value and purchase price was charged to goodwill.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING: The Company uses the accrual method of accounting and prepares and presents financial statements that conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
December 31, 1999.

RECLASSIFICATIONS: Certain March 31, 1999 balances have been reclassified to conform to the March 31, 2000 financial statement presentation.

INVENTORY: Finished goods and raw materials are valued at the lower of cost (first in first out) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, are recorded at cost but not in excess of net realizable value.

PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer software to seven years for equipment. Leasehold improvements and Goodwill are amortized on a straight-line method over ten years.

REVENUE AND EXPENSE RECOGNITION: Revenue from product sales are generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven to ten days. Revenue is recognized when the Company ships the product to the client. Expenses are recorded when incurred.

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

                                    - 6 -
-------------------------------------------------------------------------------

3.   INVENTORY

Inventories as of March 31, 2000 by major classification, were as follows:

                 Finished Goods.......................... $ 25,700
                 Work-in-Process.........................   12,200
                 Raw Materials...........................   28,500
                                                          --------
                                                          $ 66,400
                                                          ========

Inventory is valued using the first in first out (FIFO) method.

4.   NOTES PAYABLE

Notes payable as of March 31, 2000 consisted of:

                 Short Term Note......................... $ 23,000
                 Convertible Notes.......................  300,000
                                                          --------
                                                          $323,000
                                                          ========

Convertible notes in the amount of $300,000 provide for a term loan and include interest payable at 12%. Shares owned by an officer of the Company secure these loans. The Company is required to either make payment for principal and interest or make payment in the form of common stock of the Company once the Company becomes a publicly traded company. The lenders have the option to convert the debt to common shares at $1.00 per share. No conversions have been made as of March 31, 2000.

5.   GOING CONCERN

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

6.   LEASES

The Company leases a combination of offices and production facility in Costa Mesa, California totaling 10,000 square feet. The lease is accounted for as an operating lease, under the terms of a one-year lease with ten one-year consecutive renewal options.

                                    - 7 -
-------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of December 31, 1999 there were 4,537,921 shares issued and outstanding.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS. Net sales were $441,100 for the three months ended March 31, 2000, an increase of $224,100 or 103.3% compared to net sales of $217,000 for the three months ended March 31, 1999. The increase in sales is due to the Company increasing its customer base. Sales for the Company continue to grow at an increasing rate not just from repeat customers but from new customers. The Company continues to increase its presence and exposure in the advertising markets through increased attendance at trade shows and other advertising mediums that provide greater exposure.

Gross margin for the three months ended March 31, 2000 was 54.9%, compared to 53.7% for the three months ended March 31, 1999. The Company earned $242,500 in gross profit for the three months ended March 31, 2000 compared to $116,600 for the three months ended March 31, 1999. The increase in net sales and production efficiencies, contributed to the increase in gross margin as a percentage of sales. The Company through its use of higher quality materials for production, which decreased replacements and warranty coverage and provides a stronger product for sale to the customer. During fiscal 1999 and the first quarter of 2000 the Company increased production and manufacturing staff, in order to increase sales, enabling the Company to fully utilize its production staff to increase gross margins. This is evident by the Company's continuing ability to increase its sales and maintain a production facility that keeps up with this growth.

The Company's selling expense (which consists of sales expense, marketing costs and tradeshow expense)totaled $85,100 for the three months ended March 31, 2000 compared to $29,500 for the three months ended March 31, 1999, an increase of $55,600 or 188.5%. The Company during fiscal 1999 substantially increased its trade show presence 700% fold from fiscal 1998. Management believes that the additional tradeshow costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's first quarter sales for fiscal 2000.

The Company's total general and administrative expenses (less selling expense mentioned above)increased by $82,000 or 87.8%, for the three months ended March 31, 2000 due to increased costs related to the Company's activities in preparation for going public and legal fees as well as an increase in personnel. The Company continues to add management to its staff.

                                    - 8 -
-------------------------------------------------------------------------------

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

During June 1999 Can/Am was in breach of contract in the amount of $4,000, for advertising purchased. Virgo Publishing, Inc. obtained a default judgement in the amount of $5,500 plus attorney fees and costs.

During 1999, S.D.D. Enterprises, Inc. obtained a judgment from Can/Am of $7,144 requiring payment April 1, 1999. The judgment was for breach of contract and non-payment. The Company paid the judgement subsequent to year-end.

During 1999, Glasforms, Inc. obtained a judgement from Can/Am in the amount of $3,000. The judgment was for breach of contract and non-payment.

During December 1999, FedEx Corporation filed an action, which was later settled for approximately $19,500. The Company has been notified of a refiling in the amount of $25,000.

There are no other material legal proceedings to which the Company is currently a party or to which the property of the Company is subject.


Item 2.    CHANGES IN SECURITIES

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5.    OTHER INFORMATION

           None

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a)   Financial Statements filed as part of this Form 10-QSB

           b) Subsequent to the quarter ended March 31, 2000 the Company filed on April 5, 2000, a Current Report on Form 8-K/A with a date of report of April 10, 2000. This Current Report disclosed the acquisition of Can/Am Marketing Group, LLC.

                                    - 9 -
-------------------------------------------------------------------------------

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 15, 2000                    By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chief Executive Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 15, 2000                    By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer


Date:  May 15, 2000                    By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director


Date:  May 15, 2000                    By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director

                                    - 10 -
-------------------------------------------------------------------------------