Form 10QSB
period 2000-06-30
AMERICAN INFLATABLES INC
filed 2000-08-23
CIK 1073874

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER PERIOD ENDED JUNE 30, 2000

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

As of August 21, 2000, there were 5,959,421 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

-------------------------------------------------------------------------------

                                                                 PAGE


PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements..................................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three Months
             Ended June 30, 2000 and 1999 (Proforma) ............  4

           Statement of Operations for the Six Months
             Ended June 30, 2000 and 1999 (Proforma) ............  5

           Statement of Cash Flows For the Six Months
             Ended June 30, 2000 and 1999 (Proforma) ............  6

           Notes to Condensed Financial Statements
             as of June 30, 2000 ................................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  9


PART II    OTHER INFORMATION..................................... 11

Item 1:    Legal Proceedings..................................... 11

Item 2:    Changes in Securities................................. 11

Item 3:    Defaults Upon Senior Securities....................... 11

Item 4:    Submission of Matters to a Vote of Security Holders... 11

Item 5:    Other Information..................................... 11

Item 6(a): Exhibits.............................................. 11

Item 6(b): Reports on Form 8.K................................... 11

SIGNATURES....................................................... 12

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

                                    - 2 -
-------------------------------------------------------------------------------

ITEM 1   Financial Statements

                          AMERICAN INFLATABLES, INC.
                                BALANCE SHEET
                                                      JUNE 30,    December 31,
                                                       2000           1999
                                                   ------------   ------------
                                                    (UNAUDITED)
                                ASSETS
Current assets:
  Cash ............................................$   25,200     $      900
  Inventory........................................    87,600         59,600
  Prepaid expenses and other current assets........   162,000         53,300
                                                    ---------      ---------
        Total current assets.......................   274,800        113,800

Fixed assets, net ... . ...........................    99,100        107,900

Other assets:
  Deposits.........................................     7,000          7,000
  Goodwill, net....................................   776,900        818,400
                                                    ---------      ---------
        Total other assets.........................   783,900        825,400
                                                    ---------      ---------

        Total assets...............................$1,157,800     $1,047,100
                                                    =========      =========

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Notes payable....................................$  310,000     $  323,000
  Accounts payable.................................    92,900        113,300
  Accrued payroll liabilities......................   373,200        289,500
  Accrued liabilities..............................   887,800         48,700
                                                    ---------      ---------
        Total current liabilities.................. 1,663,900        774,500

Long term liabilities

Stockholders' equity
  Common stock.....................................    54,600         45,400
  Additional paid in capital....................... 1,683,100        254,600
  Accumulated deficit..............................(2,243,800)       (27,400)
                                                    ---------      ---------
        Total stockholders' (deficit) equity.......  (506,100)       272,600
                                                    ---------      ---------
        Total liabilities and
          stockholders' (deficit) equity           $1,157,800     $1,047,100
                                                    =========      =========

               See accompanying notes to financial statements

                                    - 3 -
-------------------------------------------------------------------------------

                          AMERICAN INFLATABLES, INC.
                           STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS
                                                                    PROFORMA
                                                JUNE 30, 2000     JUNE 30, 1999
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)
Revenues.........................................$   402,100      $   378,000
     Cost of goods sold..........................    268,400          201,000
                                                  ----------       ----------
Gross profit.....................................    133,700          177,000
                                                  ----------       ----------
Administrative expenses
     Depreciation and amortization...............     36,500           10,800
     Professional fees ..........................  1,868,600           19,800
     Other administrative expenses...............     86,800           56,500
     Salaries and payroll expenses...............    215,500           77,400
     Marketing...................................      1,600            3,200
     Trade show..................................     85,400           24,900
     Travel & entertainment......................     47,700            8,400
                                                  ----------       ----------
          Total..................................  2,342,100          201,000
                                                  ----------       ----------
              Net loss from operations........... (2,208,400)         (24,000)

Income tax (benefit)
     Income tax expense (benefit)................   (900,000)          (9,600)
     Valuation allowance (benefit)...............    900,000            9,600
                                                  ----------       ----------
          Total..................................          0                0
                                                  ----------       ----------
              Net loss                           $(2,208,400)      $  (24,000)
                                                  ==========       ==========
     Loss per share..............................$    (0.41)       $   (0.01)
                                                  ==========       ==========
     Weighted average shares.....................  5,350,000        4,540,000
                                                  ==========       ==========

               See accompanying notes to financial statements

                                    - 4 -
-------------------------------------------------------------------------------

                         AMERICAN INFLATABLES, INC.
                          STATEMENTS OF OPERATIONS
                          FOR THE SIX MONTHS ENDED
                                                                    PROFORMA
                                                JUNE 30, 2000     JUNE 30, 1999
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)
Revenues.........................................$   853,200      $   595,000
     Cost of goods sold..........................    467,000          301,400
                                                  ----------       ----------
Gross profit.....................................    386,200          293,600
                                                  ----------       ----------
Administrative expenses
     Depreciation and amortization...............     55,100           16,000
     Professional fees ..........................  1,882,500           36,800
     Other administrative expenses...............    152,400           84,900
     Salaries and payroll expenses...............    283,300          118,200
     Marketing...................................     12,900           10,800
     Trade show..................................    147,700           45,400
     Travel & entertainment......................     68,700           11,800
                                                  ----------       ----------
          Total..................................  2,602,600          323,900
                                                  ----------       ----------
              Net loss from operations........... (2,216,400)         (30,300)

Income tax (benefit)
     Income tax expense (benefit)................   (900,000)         (12,100)
     Valuation allowance (benefit)...............    900,000           12,100
                                                  ----------       ----------
          Total..................................          0                0
                                                  ----------       ----------
              Net loss                           $(2,216,400)     $   (30,300)
                                                  ==========       ==========
     Loss per share..............................     (0.43)           (0.01)
                                                  ==========       ==========
     Weighted average shares...................... 5,200,000        4,540,000
                                                  ==========       ==========

               See accompanying notes to financial statements

                                    - 5 -
-------------------------------------------------------------------------------

                          AMERICAN INFLATABLES, INC.
                           STATEMENTS of CASH FLOWS
                         QUARTER ENDED JUNE 30, 2000
                                                                    PROFORMA
                                                JUNE 30, 2000     JUNE 30, 1999
                                                --------------   --------------
                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)............................... $(2,216,400)     $   (30,300)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Stock issued for services .. ...................   1,122,700                0
Depreciation and amortization...................      55,100           16,000
 (Increase) Decrease in:
Prepaid expense and other assets................    (104,700)         (17,200)
Inventory.......................................     (28,000)          (6,100)
Increase (Decrease) in:
 Accounts payable...............................     (20,400)          24,700
 Accrued expenses...............................     922,800           37,600
                                                 -----------      -----------
NET CASH (USED IN) PROVIDED BY
                 OPERATING ACTIVITIES...........    (268,900)          24,700
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment/leaseholds................      (4,800)         (32,100)
Advances to officer.............................      (4,000)         (42,000)
                                                 -----------      -----------
NET CASH USED IN INVESTMENT ACTIVITIES..........      (8,800)         (74,100)
                                                 -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock........................     315,000                0
Increase (decrease) in long term debt, net......     (13,000)         100,000
                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......     302,000          100,000
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................      24,300           50,600
CASH AT BEGINNING OF PERIOD.....................         900            5,700
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $    25,200      $    56,300
                                                 ===========      ===========

               See accompanying notes to financial statements

                                    - 6 -
-------------------------------------------------------------------------------

                          Notes to Financial Statements

1.   ORGANIZATION AND BASIS OF PRESENTATION

American Inflatables, Inc.,(the "Company")(a Delaware Corporation) which provides, manufactures and markets alternative advertising products such as, inflatables, blimps and other custom inflatable products.

Effective December 27, 1999 (the Acquisition Date) the Company acquired the alternative advertising medium business from Can/Am Marketing Group, LLC in an exchange of common stock of the Company for the assets of Can/Am Marketing Group, LLC. The merger transaction occurred December 27, 1999. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair market value, deemed to be the net book value carried by Can/Am. The difference between fair market value and purchase price was charged to Goodwill.

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

BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the operating results for the year ended
December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 1999.

RECLASSIFICATIONS: Certain June 30, 1999 balances have been reclassified to conform to the June 30, 2000 financial statement presentation.

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

                                    - 6 -
-------------------------------------------------------------------------------

3.   INVENTORY

Inventories as of June 30, 2000 by major classification, were as follows:

                 Finished Goods.......................... $ 24,200
                 Work-in-Process.........................   23,900
                 Raw Materials...........................   39,500
                                                          --------
                                                          $ 87,600
                                                          ========

Inventory is valued using the first in first out (FIFO) method.

4.   NOTES PAYABLE

Notes payable as of June 30, 2000 consisted of:

                 Short Term Note......................... $ 10,000
                 Convertible Notes.......................  300,000
                                                          --------
                                                          $310,000
                                                          ========

Convertible notes in the amount of $300,000 provide for a term loan and include interest payable at 12%. Shares owned by an officer of the Company secure these loans. The Company is required to either make payment for principal and interest or make payment in the form of common stock of the Company once the Company becomes a publicly traded company. The lenders have the option to convert the debt to common shares at $1.00 per share. No conversions have been made as of June 30, 2000.

5.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Prior to the merger, the Company sustained significant losses and has a negative working capital. Without the realization of additional capital, it may be unlikely for the Company to continue as a going concern.

6.   LEASES

The Company leases a combination of offices and production facility in Costa Mesa, California totaling 10,000 square feet. The lease is accounted for as an operating lease, under the terms of a one-year lease with ten one-year consecutive renewal options.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for other hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective
July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                                    - 7 -
-------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of August 15, 2000 there were 5,959,421 shares issued and outstanding.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS.  Net sales were $402,100 for the three months ended
June 30, 2000, an increase of $24,100 or 6.4% compared to net sales of $378,000 for the three months ended June 30, 1999. The increase in sales is due to the Company increasing its customer base. Sales for the Company continues to grow at an increasing rate not just from repeat customers but from new customers. The Company continues to increase its presence and exposure in the advertising markets through increased attendance at trade shows and other advertising mediums that provide greater exposure. The Company is currently on aggressive growth strategy that may include entering new lines and products, and through the acquisition of complimentary businesses. The Company has identified various businesses that would compliment the Company's core business.

Gross margin for the three months ended June 30, 2000 was 35.7%, compared to 46.8% for the three months ended June 30, 1999. The Company earned $143,700 in gross profit for the three months ended June 30, 2000 compared to $177,600 for the three months ended June 30, 1999. The increase in net sales and production efficiencies, still contribute to the gross margin as a percentage of sales. The Company through its use of higher quality materials for production, which it believes decreases replacements and warranty coverage and provide a stronger and more durable product for sale to the customer and consumer.
During fiscal 1999 and the first quarter of fiscal 2000 the Company ramped up and increased production and manufacturing staff, in order to increase sales, enabling the Company to fully utilize its production staff to increase gross margins. This is evident by the Company's continuing ability to increase its sales and maintain a production facility that keeps up with this growth. The Company has begun to allocate a larger portion of its staffing to the production and has incurred a positive learning curve on the productiveness of staff utilization.

The Company's selling expense (which consists of sales expense, marketing costs and tradeshow expense) totaled $87,000 for the three months ended June 30, 2000 compared to $28,100 for the three months ended June 30, 1999, an increase of $58,900 or 209.6%. The Company during fiscal 1999 increased its trade show presence 700% fold from fiscal 1998 and continues to increase its trade show presence into 2000. Management believes that the additional tradeshow costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's six months of sales for fiscal 2000.

The Company's total general and administrative expenses (less selling expense) increased by over $2,000,000, for the three months ended June 30, 2000. These costs were primarily due to the Company entering into various consulting agreements to pursue merger and acquisition candidates and other representative functions. The Company believes these expenses of this size and magnitude to be one time occurrences and charges to net income. The Company entered into various consulting agreements as evidenced the Form S-8's filed during the second quarter of fiscal year 2000. The Company continues to add management to its staff.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS.  Net sales were $853,200 for the six months ended
June 30, 2000, an increase of $258,200 or 43.4% compared to net sales of $595,000 for the six months ended June 30, 1999. The increase in sales is due to the Company increasing its customer base and new products. Sales for the Company still continues to grow at an increasing rate not just from repeat customers but from new customers. The Company continues to increase its presence and exposure in the advertising markets through increased attendance at trade shows and other advertising mediums that provide greater exposure. The Company is currently pursuing an aggressive growth strategy that may include entering new lines and products, and through the acquisition of complimentary businesses. The Company has identified various businesses that would compliment the Company's core business.

Gross margin for the six months ended June 30, 2000 was 45.3%, compared to 49.3% for the six months ended June 30, 1999. The Company earned $386,200 in gross profit for the six months ended June 30, 2000 compared to $293,600 for the six months ended June 30, 1999. The increase in net sales and production efficiencies, still contribute to the gross margin as a percentage of sales. The Company through its use of higher quality materials for production, which it believes decreases replacements and warranty coverage and provide a stronger and more durable product for sale to the customer and consumer.
During fiscal 1999 and the first quarter of fiscal 2000 the Company ramped up and increased production and manufacturing staff, in order to increase sales, enabling the Company to fully utilize its production staff to increase gross margins. This is evident by the Company's continuing ability to increase its sales and maintain a production facility that keeps up with this growth. The Company has begun to allocate a larger portion of its staffing to the production and has incurred a positive learning curve on the productiveness of staff utilization.

The Company's selling expense (which consists of sales expense, marketing costs and tradeshow expense) totaled $160,600 for the six months ended June 30, 2000 compared to $56,200 for the six months ended June 30, 1999, an increase of $104,400 or 185.8%. The Company during fiscal 1999 increased its trade show presence 700% fold from fiscal 1998 and continues to increase its trade show presence into 2000. Management believes that the additional tradeshow costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's six months of sales for fiscal 2000.

The Company's total general and administrative expenses (less selling expense) increased by over $2,000,000, for the six months ended June 30, 2000. These costs were primarily due to the Company entering into various consulting agreements to pursue merger and acquisition candidates and other representative functions. The Company believes these expenses of this size and magnitude to be one time occurrences and charges to net income. The Company entered into various consulting agreements as evidenced the Form S-8's filed during the second quarter of fiscal year 2000. The Company continues to add management to its staff.

                                    - 8 -
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents of $25,000, a increase of $24,300 from $900 at December 31, 1999.

Cash used in operating activities was $268,900 during the six-month period ended June 30, 2000. Use of cash in operating activities consisted mainly of the net loss for the six-month period of $2,276,700, the offsetting effects of depreciation and amortization of $55,100, a non-cash issuance of stock for services of $1,122,700, and fluctuations in certain assets and liabilities.

The Company used $8,800 in investing activities during the first six months of Fiscal 2000, principally for the purchase of property and equipment of $4,800 (primarily computer equipment), and the loaning of monies to an officer of the Company of $4,000.

Net cash provided by financing activities for the six-month period ended
June 30, 2000 was $302,000 consisting principally of the proceeds from the issuance of common stock of $300,000 and the offsetting effects of payments on notes payable of $13,000.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, used for general operating purposes.

From time to time, the Company may evaluate potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital and/or require the issuance of equity or debt.

The Company believes that its current cash and cash equivalent balance along with the additional financing is insufficient to meet its working capital expenditures through the near term and will require the Company in seeking additional capital and or equity. The Company is currently exploring various financing and credit facilities and continues to conduct a private placement of its securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for other hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

                                    - 9 -
-------------------------------------------------------------------------------

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

During December 1999, FedEx Corporation filed an action, which was later settled for approximately $19,500. The Company has been notified of a refiling in the amount of $25,000.

There are no other material legal proceedings to which the Company is currently a party or to which the property of the Company is subject.


                                    - 10 -
-------------------------------------------------------------------------------

Item 2.    CHANGES IN SECURITIES

On June 30, 2000, the Registrant completed a private placement of 312,500 shares of common stock pursuant to exemptions from prospectus requirements of applicable securities laws in the United States, at a price of $1.00 per share of common stock, resulting in gross proceeds to the Registrant of $312,500 from a total of nine investors.

The offering in United States was made under the exemption from the registration requirements under the exemption under Rule 506 of Regulation D. These offerings were made only to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description

During the period ended June 30, 2000, the Registrant issued a total of 418,000 shares, of which (a) 400,000 shares registered pursuant to a Form S-8 were issued to an outside third party for services for a total value of $950,000, net proceeds to the Company of $0, and (b) 15,000 shares registered pursuant to a Form S-8 were issued to a consultant for services to the Company for a total value of $18,750, net proceeds of $0. All proceeds were used for working capital purposes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5.    OTHER INFORMATION

           None

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a)   Financial Statements filed as part of this Form 10-QSB

           b)   Current Report on Form 8-K/A dated April 10, 2000.

                                    - 11 -
-------------------------------------------------------------------------------

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 21, 2000                    By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 21, 2000                    By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer


Date:  August 21, 2000                    By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director


Date:  August 21, 2000                    By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director

                                    - 12 -
-------------------------------------------------------------------------------