Form 10QSB
period 2000-09-30
AMERICAN INFLATABLES INC
filed 2000-12-13
CIK 1073874

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 2000

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

As of December 7, 2000, there were 8,475,330 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

-------------------------------------------------------------------------------

                           AMERICAN INFLATABLES, INC.
                             10QSB QUARTERLY REPORT
                                      INDEX

                                                                  PAGE

PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements (unaudited)......................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three and Nine Month
             Periods Ended September 30, 2000 and 1999...........  4

           Statement of Cash Flows For the Nine Month Period
             Ended September 30, 2000 and 1999................... 5-6

           Notes to Condensed Financial Statements...............  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....... 10

PART II    OTHER INFORMATION..................................... 13

Item 1:    Legal Proceedings..................................... 13

Item 2:    Changes in Securities................................. 13

Item 3:    Default Upon Senior Securities........................ 14

Item 4:    Submission of Matters to a Vote of Security Holders... 14

Item 5:    Other Information..................................... 14

Item 6:    Exhibits and Reports on Form 8-K...................... 14


SIGNATURES....................................................... 15

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

ITEM 1   Financial Statements

                           American Inflatables, Inc.
                                  Balance Sheet
                               September 30, 2000
                                  (Unaudited)

         Assets
Current assets:
         Cash                                                $        74,275
         Accounts receivable                                         121,703
         Inventory                                                    91,086
         Prepaid expenses and other current assets                    61,357
                                                             ---------------
Total current assets:                                                348,421


Fixed assets, net:                                           $       118,505
Other assets:                                                         13,395
                                                             ---------------
                                                             $       480,321
                                                             ===============

         Liabilities and Shareholders' Deficit
Current liabilities:
         Accounts payable                                    $       55,788
         Accrued expenses                                            845,252
         Payroll taxes payable                                       270,450
         Sales deposits                                               45,298
                                                             ---------------
         Total current liabilities:                          $     1,216,788

Shareholders' deficiit:
         Common stock                                        $        84,753
         Additional paid in capital                                2,349,013
         Accumulated deficit                                      (2,920,233)
         Note receivable for sale of common stock                   (250,000)
                                                             ---------------
         Total Shareholders' deficit                              (  736,467)
                                                             ---------------
                                                             $       480,321
                                                             ===============




                 See accompanying notes to financial statements

                           American Inflatables, Inc.
                             Statement of Operations
                      for the Three- and Nine-Month Periods
                        ended September 30, 2000 and 1999
                                  (Unaudited)


                                      Three-Month Periods                 Nine-Month Periods
                                  ---------------------------        ---------------------------
                                     2000             1999               2000             1999
                                  ----------       ----------        -----------      ----------
Sales                             $  612,961       $  204,886        $ 1,453,317      $  799,386
Cost of sales                        249,233           33,192            716,235         334,592
                                  ----------       ----------        -----------      ----------
         Gross profit             $  363,728       $  171,194           $737,082      $  464,794
                                  ----------       ----------        -----------      ----------

Professional fees                     46,232           24,444          1,928,690          61,244
Payroll                               48,363           66,445            331,614         184,645
Marketing costs                      132,316           58,258            356,638         126,258
Depreciation                           9,976            6,126             45,144          13,198
Other                                 25,931           56,527            190,429         150,355
                                  ----------       ----------        -----------      ----------
                                     262,818          211,800          2,852,515         535,700
                                  ----------       ----------        -----------      ----------

Net income (Loss)                 $  100,910       $  (40,606)       $(2,115,433)     $  (70,904)
                                  ==========       ==========        ===========      ==========
Net income (Loss)
         per share, primary
         and diluted              $     0.01       $     0.00        $     (0.32)     $    (0.01)
                                  ==========       ==========        ===========      ==========

Weighted average
         number of shares         $6,967,600       $4,434,321        $ 6,541,449      $4,434,321
                                  ==========       ==========        ===========      ==========




                 See accompanying notes to financial statements

                           American Inflatables, Inc.
                            Statements of Cash Flows
                        for the Nine-Month Periods Ended
                           September 30, 2000 and 1999
                                  (Unaudited)

                                                            2000              1999
                                                        ------------      -----------
Cash flows from operating activities:
         Net loss                                       $ 2,115,433       $   70,904
Adjustments to reconcile net loss
to net cash used in operating activities:
         Stock issued for services                      $(1,122,700)      $        0
         Depreciation                                   $   (45,144)      $  (13,198)
Increase in current assets:
         Accounts receivable                            $   121,703       $        0
         Inventory                                      $    31,486       $    8,578
         Prepaid expenses                               $     8,057       $   74,210
(Increase) decrease in current liabilities:
         Accounts payable                               $    57,512       $   38,803
         Accrued liabilities                            $  (796,552)      $   62,520
         Payroll taxes                                  $    19,050       $   39,300
         Sales deposits                                 $   (45,298)      $        0
                                                        ------------      -----------
Net cash used in operating activities:                  $   343,547       $  281,117
                                                        ------------      -----------
Cash flows from investing activities:
         Purchase of fixed assets                       $    55,749       $   14,629
         Increase in other assets                       $     6,395       $    1,662
                                                        ------------      -----------
Net cash used in investing activities:                  $    62,144       $   16,291
                                                        ------------      -----------
Net cash flows from financing activities:
         Sales of common stock                          $   332,316       $        0
         Increase in long term debt                     $         0       $  300,000
                                                        ------------      -----------
         Net increase in cash                           $    73,375       $    2,592

         Cash, beginning of period                      $       900       $    7,300
                                                        ------------      -----------
         Cash, end of period                            $    74,275       $    9,892
                                                        ============      ===========


See accompanying notes to financial statements

                           American Inflatables, Inc.
                            Statements of Cash Flows
                        for the Nine-Month Periods Ended
                           September 30, 2000 and 1999, continued
                                  (Unaudited)

                                                            2000              1999
                                                        ------------      -----------
Supplemental Disclosures of cash flow information:
         Cash paid during the period for:
                  Interest                              $     3,065       $    1,206
                  Income taxes                          $         0       $        0

Supplemental schedule of non-cash investing and
      financing activities:
         Satisfaction of debt through issuance of
         common stock:
                  Liabilities satisfied                 $   323,000       $        0
                  Common shares issued                  $  (323,000)      $        0

Issuance of note receivable on common stock:
         Receivable on common stock                     $   250,000       $        0
         Common shares issued                           $  (250,000)      $        0


                 See accompanying notes to financial statements

                    Notes to Financial Statements (Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

American Inflatables, Inc. (the "Company") (a Delaware Corporation) which provides, manufactures, and markets alternative advertising products such as inflatables, blimps, and other custom inflatable products.

Prior to December 27, 1999 (the merger date) the Company operated as Can/Am Marketing Group, LLC. On the merger date, the Company completed a "reverse merger" transaction and changed its name to American Inflatables, Inc. This "reverse merger" has been accounted for as an equity transaction. The Company's historical financial statements are those of Can/Am Marketing Group, LLC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING. The Company uses the accrual method of accounting and prepares and presents financial statements that conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

BASIS OF PRESENTATION. The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of a normal recurring nature and considered necessary for a fair presentation have been included. It is suggested that these financial statements are read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 1999. The results of operations for the three- (3) month and nine- (9) month periods ended September 30, 2000 are not necessarily indicative of the operating results for the year ended December 31, 2000.

RECLASSIFICATIONS. Certain September 30, 1999 balances have been reclassified to conform to the September 30, 2000 financial statement presentation.

INVENTORY. Finished goods and raw materials are valued at the lower of cost (first in first out) or market, work-in-process, consisting of labor, materials, and overhead on partially completed projects, are recorded at cost but not in excess of net realizable value.

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three (3) years for computer software to seven (7) years for equipment. Leasehold improvements are amortized on a straight-line method over ten (10) years.

REVENUE AND EXPENSE RECOGNITION. Revenue from product sales are generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven
(7) to ten (10) days. Revenue is recognized when the Company ships the product to the client.
Expenses are recorded when incurred.

ADVERTISING. The Company follows the policy of charging the costs of advertising to expense as incurred. The Company's significant advertising expenses are trade show costs. The Company depreciates the tradeshow blimps over sixty (60) months.

INCOME TAXES. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes. "

3.       INVENTORY

Inventories as of September 30, 2000, by major classification, were as follows:

           Finished goods.......................................$ 23,100
           Work-in-process........................................26,486
           Raw materials......................................... 41,500
                                                                --------
                                                                $ 91,086
                                                                ========

Inventory is valued using the first in first out ("FIFO") method.

4.       NOTES PAYABLE

Convertible notes in the amount of $300,000 were converted into common shares at $1.00 per hare as of September 30, 2000.

5.       GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has sustained significant losses and has a negative working capital. Without the realization of additional capital, it may be unlikely for the Company to continue as a going concern.

6.       LEASES

The Company leases a combination of offices and production facility in Costa Mesa, California totaling 10,000 square feet. The lease is accounted for as an operating lease, under the terms of a one- (1) year lease with ten (10) one- (1) year consecutive renewal options.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities. " This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for other hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of November 1, 2000 there were 8,475,330 shares issued and outstanding.

THREE (3) MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE (3) MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS. net sales were $612,961 for the three (3) months ended September 30, 2000, an increase of $408,575 or 199% compared to net sales of $204,386 for the three (3) months ended September 30, 1999. The increase in sales is due to the Company increasing its customer base. Sales for the Company continues to grow at an increasing rate not just from repeat customers but from new customers. The Company continues to increase its presence and exposure in the advertising markets through increased attendance at trade shows and other advertising mediums that provide greater exposure. The Company is currently on aggressive growth strategy that may include entering new lines and products, and identified various businesses that would compliment the Company's core business.

Gross margin for three (3) months ended September 30, 2000 was 59%, compared to 83% for the three (3) months ended September 30, 1999. The Company earned $363,728 in the three (3) months ended September 30, 1999. The increase in net sales and production efficiencies contribute to the gross margin as a percentage of sales. The Company through its use of higher quality materials for production which it believes decreases replacements and warranty coverage, provides a stronger and more durable product for sale to the customer and consumer. During Fiscal 1999 and the first quarter of Fiscal 2000 the Company ramped up and increased production and manufacturing staff, in order to increase sales, enabling the Company to fully utilize its production staff to increase gross margins. This is evident by the Company's continuing ability to increase its sales and maintain a production facility that keeps up with this growth. The Company has begun to allocate a larger portion of its staffing to production and has incurred a positive learning curve on the productivity of staff utilization.

The Company's marketing expense (which consists of sales expense, marketing costs and trade show expense) totaled $132,316 for the three (3) months ended September 30, 2000 compared to $58,258 for the three (3) months ended September 30, 1999, an increase of $74,058 or 127%. The Company during Fiscal 1999 increased its trade show presence 700% fold from Fiscal 1998 and continues to increase its trade show presence into 2000. Management believes that the additional trade show costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's nine (9) months of sales for Fiscal 2000.

The Company's total general and administrative expenses (less marketing expense) increased by $22,913 for the three (3) months ended September 30, 2000. This increase is due to the additional infrastructure necessary to support its growing revenues.

NINE (9) MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE (9) MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS. Net sales were $1,453,317 for the nine (9) months ended September 30, 2000, an increase of $653,945 or 81% compared to net sales of $799,386 for the nine (9) months ended September 30, 1999. The increase in sales is due to the Company increasing its customer base and new products. Sales for the Company still continue to grow at an increasing rate not just from repeat customers but from new customers. The Company continues to increase its presence and exposure in the advertising markets through increased attendance at trade shows and other advertising mediums that provide greater exposure. The Company is currently pursuing an aggressive growth strategy that may include entering new lines and products, and through the acquisition of complimentary businesses. The Company has identified various businesses that would compliment the Company's core business.

Gross margin for the nine (9) months ended September 30, 2000 was 50%, compared to 58% for the nine (9) months ended September 30, 1999. The Company earned gross margin of $737,082 in the nine (9) months ended September 30, 1999. The increase in net sales and production efficiencies, still contribute to the gross margin as a percentage of sales. The Company through its use of higher quality materials for production which it believes decreases replacements and warranty coverage, provides a stronger and more durable product for sale to the customer and consumer. During Fiscal 1999 and the first quarter of Fiscal 2000 the Company ramped up and increased production and manufacturing staff, in order to increase sales, enabling the Company to fully utilize its production staff to increase gross margins. This is evident by the Company's continuing ability to increase its sales and maintain a production facility that keeps up with this growth. The Company has begun to allocate a larger portion of its staffing to the production and has incurred a positive learning curve on the productivity of staff utilization.

The Company's marketing expense (which consists of sales expense, marketing costs, and trade show expense) totaled $356,638 for the nine (9) months ended September 30, 2000 compared to $126,258 for the nine (9) months ended September 30, 1999, an increase of $230,569 or 182%. The Company during Fiscal 1999 increased its trade show presence 700% fold from Fiscal 1998 and continues to increase its trade show presence into 2000. Management believes that the additional trade show costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's nine (9) months of sales for Fiscal 2000.

The Company's total general and administrative expenses (less marketing expense) increased by almost $2,000,000 for the nine (9) months ended September 30, 2000. These costs were primarily due to the Company entering into various consulting agreements to pursue merger and acquisition candidates and other representative functions. The Company believes these expenses of this size and magnitude to be one time occurrences and charges to operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $74,275, an increase of $73,557 from $900 at December 31, 1999.

Cash used in operating activities was $343,547 during the nine- (9) month period ended September 30, 2000. Use of cash in operating activities consisted mainly of the net loss for the nine- (9) month period of $2,115,433, the offsetting effects of depreciation and amortization of $45,144, a non-cash issuance of stock for services of $1,122,700, and fluctuations in certain assets and liabilities.

Net cash provided by financing activities for the nine- (9) month period ended September 30, 2000 was $332,216, consisting principally of the proceeds from the issuance of common stock.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, used for general operating purposes.

From time to time, the Company may evaluate potential acquisitions of products, businesses, and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital and/or require the issuance of equity or debt.

The Company believes that its current cash and cash equivalent balance along with the additional financing is insufficient to meet its working capital expenditures through the near term and will require the Company in seeking additional capital and/or equity. The Company is currently exploring various financing and credit facilities and continues to conduct a private placement of its securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities. " This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for other hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is currently a party or to which the property of the Company is subject.

Item 2.    CHANGES IN SECURITIES

On June 30, 2000, the Registrant completed a private placement of 312,500 shares of common stock pursuant to exemptions from prospectus requirements of applicable securities laws in the United States, at a price of $1.00 per share of common stock, resulting in gross proceeds to the Registrant of $312,500 from a total of nine investors.

The offering in United States was made under the exemption from the registration requirements under the exemption under Rule 506 of Regulation D. These offerings were made only to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description

During the period ended June 30, 2000, the Registrant issued a total of 415,000 shares, of which (a) 400,000 shares registered pursuant to a Form S-8 were issued to an outside third party for services for a total value of $950,000, net proceeds to the Company of $0, and (b) 15,000 shares registered pursuant to a Form S-8 were issued to a consultant for services to the Company for a total value of $18,750, net proceeds of $0.

During the period ended September 30, 2000 the Company issued 323,000 shares of its common stock upon conversion of notes payable and accrued interest totaling $323,000. Also during this period the Company issued 1,000,000 shares of its common stock upon exercise of warrants. The Company received a note receivable for payment of these shares.

Item 3.    Defaults Upon Senior Securities

     None


Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable


Item 5.    Other Information

     Not applicable


Item 6.    Exhibits and Reports on Form 8-K

     (a)      Exhibits

27.  - Financial Data Schedule

     (b)      Reports on Form 8-K

     None

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 13, 2000                    By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 13, 2000                    By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer

Date:  December 13, 2000                    By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director

Date:  December 13, 2000                    By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director