Form 10KSB/A
period 1999-12-31
AMERICAN INFLATABLES INC
filed 2000-12-15
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A/A or any amendment to this Form 10-KSB/A. [ ]

The Registrant's revenue for the year ended December 31,1999 was $1,034,113.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on December 7, 2000, was approximately $4,375,000.

As of December 7, 2000, there were 8,475,330 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB/A contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB/A to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB/A.

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

As a result of the reverse merger the Company acquired the business assets of Can/Am Marketing Group, LLC (Can/Am) and its operations were organized under the laws of the state of California in, 1997. Pursuant to the merger agreement, the directors and officers of Globalock resigned and the management of Can/Am filled the vacancies and the former membership interestholders of Can/Am obtained 77.9% of the total voting power at the time. Our short operating history and operating losses raise substantial doubt about our ability to continue as a going concern. This fact is reported by our auditors, Siegal & Smith.

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

On December 7, 2000, the closing price of the Company's common stock (which currently trades under the symbol BLMP) on the OTC-BB Market was $ 3 3/8 per share. The Company has approximately 200 holders of record of its common stock and estimates that it has approximately 300 beneficial holders.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECURITIES LITIGATION REFORM ACT. Except for the historical information contained herein, the matters discussed in this Form 10-KSB/A are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Prior to December 27, 1999 (the merger date) the Company operated as Can/Am Marketing Group, LLC. On the merger date, the Company completed a "reverse merger" transaction and changed its name to American Inflatables, Inc. This "reverse merger" has been accounted for an equity transaction. The Company's historical financial statements and following discussion are those of Can/Am Marketing Group, LLC.

RESULTS OF OPERATIONS. Net sales were $1,034,100 in fiscal 1999, an increase of $583,700 or 129.5% compared to net sales of $450,400 for fiscal 1998. The increase in sales is due to the Company and management substantially increasing its customer base. Sales for the Company continues to grow at an increasing rate not just from repeat customers but from new customers. The company has increased its presence and exposure in the advertising markets.

Gross margin in fiscal 1999 was 60.8%, compared to 21.7% for fiscal 1998. The $629,100 gross profit for fiscal 1999 compares to $97,600 for fiscal 1998. The increase in net sales and production efficiencies are the primary cause for the increase in gross margin as a percentage of sales. The Company, through its use of higher quality materials for production, decreased replacement and provided a stronger product for sale. During fiscal 1999 the Company increased its production and manufacturing staff but at a lower rate than sales increase, enabling the Company to utilize its production staff to increase gross margin.

The Company's selling expense totaled $356,600 for fiscal 1999 compared to $137,400 for fiscal 1998, an increase of $219,200 or 159.6%. The Company during fiscal 1999 substantially increased its trade show presence 700% fold from fiscal 1998. Management believes that the additional tradeshow costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's projected first quarter of fiscal 2000.

The Company's total general and administrative (G & A) expenses increased by $486,900 or 332.5%, in fiscal 1999 due to increased costs related to the Company's activities in preparation for going public and legal fees as well as an increase in personnel. The Company has added two experienced senior management to its staff, and several other positions. The Total G & A expenses as a percentage of sales were 61.6% for fiscal 1999, up from 35.1% for fiscal 1998. G & A as a percentage of revenue increase, related to the Company's expansion efforts and its preparation for going public.

The Company's interest expense was $39,400 in fiscal 1999 and $0 in fiscal 1998. The increase in interest expense during fiscal 1999 compared to fiscal 1998 is due to the interest expense associated with the convertible notes and other short term financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of December 31, 1999, the Company had limited cash and/or cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it may not have sufficient cash resources to fund the Company's operations through fiscal 2000. The Company as of December 31, 1999 had begun its efforts of obtaining financing. The Company is currently conducting a private placement pursuant to an exemption under Rule 504. The Company even with its current private placement plans may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

The Company once finished with this private placement anticipates that it will need to raise additional capital on a private placement basis through the sale of the Company's common stock, preferred stock, debt securities, or some combination thereof. The Company believes that if it is able to raise an additional financing, this will meet the Company's external financing requirements for a period of about twelve (12) to twenty-four (24) months after which the Company may need additional financing on such terms as may then be available. The amount of additional financing that the Company will need has not been determined. While the Company is currently exploring opportunities it may have to raise the additional capital, the Company has not received any commitment from any investor, underwriter, or broker dealer to provide any such funds. There can be no assurance that the Company will be successful in raising additional funds, or, if it is successful, that any such funds can be raised on terms that are reasonable in view of the Company's current circumstances.

SELECTED FINANCIAL DATA.

The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the Financial Statements. No dividends have been paid on the Company's common stock.

                           American Inflatables, Inc.
                            Statement of Operations
                       For the period ending December 31,

                                               DECEMBER 31,
                                        -----------------------
                                            1999         1998
                                        -----------   ----------

  Revenues............................  $1,034,100    $ 450,400
  Net income (loss)...................  $ (408,600)   $(209,200)
  Net Loss per common share:
    Basic.............................  $   (0.09)       N/A
    Diluted...........................  $   (0.09)       N/A
    Total assets........................$ 228,700
                                        =========



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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of American Inflatables, Inc. appear on pages F-1 to F-9.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AMERICAN INFLATABLES, INC.:

We have audited the accompanying balance sheet of American Inflatables, Inc., as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998, (formerly Can/Am Marketing LLC). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Inflatables, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and its total liabilities exceed its total assets, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Siegel  Smith

Del Mar, California
April 10, 2000

                           AMERICAN INFLATABLES, INC.
                                  BALANCE SHEET
                                December 31, 1999


ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $     900
Inventories, net                                                   59,600
Prepaid expense                                                    53,300
                                                                ---------

TOTAL CURRENT ASSETS                                              113,800

PROPERTY AND EQUIPMENT
    Display and promotional blimps, net                            22,300
    Computers, furniture and office equipment, net                 34,000
    Leasehold improvements, net                                    51,600
                                                                ---------
         Total fixed assets                                       107,900

DEPOSITS                                                            7,000
                                                                ---------
         TOTAL ASSETS                                           $ 228,700
                                                                =========


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Notes payable                                                    $323,000
Accounts payable                                                  113,300
Accrued payroll liabilities                                       289,500
    Accrued liabilities                                            48,700
                                                                ---------
TOTAL CURRENT LIABILITIES                                         774,500

TOTAL LIABILITIES                                                 774,500


SHAREHOLDERS' EQUITY  (DEFICIT)
Common stock                                                       45,400
Additional paid in capital                                        213,600
Accumulated deficit                                              (804,800)
                                                                ---------

 TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            (545,800)
                                                                ---------
          TOTAL LIABILITIES AND EQUITY (DEFICIT)                $ 228,700
                                                                =========

The accompanying notes are an integral part of these financial statements.

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                        For the Years Ending December 31

                                                    1999                  1998
                                                ----------             ---------
NET SALES                                       $1,034,100             $450,400

COST OF SALES                                      405,000              352,800
                                                ----------             ---------

           GROSS PROFIT                            629,100               97,600

SELLING AND TRADE SHOW EXPENSES
    Sales commissions                               62,000               60,300
    Trade show expenses                            138,000               29,300
    Trade show travel and entertainment             71,500                  800
    Other selling and marketing expenses            85,100               47,000
                                                ----------             ---------

TOTAL SELLING AND TRADE SHOW EXPENSES              356,600              137,400

ADMINISTRATIVE EXPENSES
    Depreciation and amortization                   20,300                8,000
    Legal and professional                         102,800                5,000
    Office expense                                  80,300               50,500
    Other administrative expenses                   72,300               21,500
    Salaries and payroll expenses                  361,700               65,500
                                                ----------             ---------

           TOTAL ADMINISTRATIVE EXPENSES           637,400              150,500
                                                ----------             ---------

(LOSS) FROM OPERATIONS                            (364,900)            (190,300)

OTHER EXPENSES
    Interest expense                                39,400                7,100
    Other losses                                     4,300               11,800
                                                ----------             ---------

           TOTAL OTHER EXPENSES                     43,700               18,900
                                                ----------             ---------

           NET (LOSS)                           $ (408,600)           $(209,200)
                                                ==========            ==========

LOSS PER SHARE                                      ($0.09)                 N/A
                                                ==========            ==========
WEIGHTED AVERAGE SHARES OUTSTANDING              4,434,321                  N/A
                                                ==========            ==========

The accompanying notes are an integral part of these financial statements.

                           AMERICAN INFLATABLES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                    Additional
                                               Common Stock           Paid in       Accumulated
                                          Shares         Amounts      Capital         Deficit         Total
                                        ---------        -------    ----------     ------------     ---------
Balance, December 31, 1997                    N/A                                  $ (187,000)      $(187,000)
     December 31, 1998 Net loss                 -              -            -        (209,200)       (209,200
                                        ---------        -------    ----------     ------------     ---------
Balance, December 31, 1998                    N/A        $     0    $       0      $ (396,200)      $(396,200)
                                        ---------        -------    ----------     ------------     ---------

December 27, 1999 Reverse merger        4,019,921        $40,200      (40,200)                              0

December 28, 1999 Notes converted         518,000          5,200      253,800                         259,000

     December 31, 1999 Net loss                 -              -            -        (408,600        (408,600)
                                        ---------        -------    ----------     ------------     ---------

Balance, December 31, 1999              4,537,921        $45,400    $ 213,600      $ (804,800)     $ (545,800)
                                        =========        =======     ========      ===========      ==========









The accompanying notes are an integral part of these financial statements.

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                                                            1999         1998
                                                          ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(408,600)  $(209,200)
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                             14,100       4,200
    Amortization                                              6,200       3,800
    Changes in operating assets and liabilities:
       Inventories                                          (55,200)     (4,400)
       Prepaid expenses                                     (46,000)     (7,300)
       Accounts payable                                      84,700       9,200
       Accrued payroll liabilities                          257,600      21,200
       Accrued liabilities                                    9,400       2,500
       Deposits                                                (400)     (5,000)
                                                          ---------   ----------
NET CASH USED IN OPERATING ACTIVITIES                      (138,200)   (185,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Promotional blimps constructed                              (25,000)     (3,000)
Purchase of office equipment and computers                  (10,000)    (17,100)
Purchase manufacturing equipment                            (11,400)    (10,400)
Leasehold improvements                                         (800)    (60,700)
                                                          ---------   ----------
NET CASH USED BY INVESTING ACTIVITIES                       (47,200)    (91,200)

CASH FLOWS FROM FINANCING ACTIVITIES
 Notes payable                                              275,000     340,300
Member draws                                                (62,700)    (62,500)
Debt reduction                                              (33,300)          -
                                                          ---------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   179,000     277,800
                                                          ---------   ----------

NET INCREASE (DECREASE) IN CASH                              (6,400)      1,600
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  7,300       5,700
                                                          ---------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $     900   $   7,300
                                                          =========   ==========

Supplemental Non Cash Investing and Financing Activities:


Supplemental Information:
 Interest paid                                            $       -   $       -
 Taxes paid                                               $       -   $       -

The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements

Note A.   ORGANIZATION AND BASIS OF PRESENTATION

American Inflatables, Inc., (the "Company")(a Delaware Corporation) provides, manufactures and markets alternative advertising products such as, inflatable blimps and other custom inflatable products.

Prior to December 27, 1999 (merger date) the Company operated as Can/Am Marketing Group,LLC. On the merger date, the Company completed a "reverse merger" transaction and changed its name to American Inflatables, Inc. This "reverse merger" has been accounted for as an equity transaction. The Company's historical financial statements are those of Can/Am Marketing Group, LLC.

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

Note C.   INVENTORY

Inventories as of December 31, 1999 by major classification, were as follows:

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


Note D.   PREPAID EXPENSES

The Company markets its products by attending trade shows. To secure strategic locations and favorable rates a deposit is required to be placed in excess of nine months prior to the show. Accordingly the Company has $49,503 in deposits as of December 31, 1999. These amounts are expensed in the period of the trade show.


Note E.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment as of December 31, 1999 consisted of the following:
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
                                                     --------
                                                     $107,900
                                                     ========

Depreciation and amortization expense for the year ended December 31 , 1999 was $20,290.

Note F.   NOTES PAYABLE

Notes payable as of December 31, 1999 consisted of:

            Short Term Note....................      $ 23,000
            Convertible Notes..................       300,000

                                                     --------
                                                     $323,000
                                                     ========

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

Note J.   COMMITMENTS & CONTINGENCIES

The financial statements reflect accruals management believes sufficient for pending legal proceedings. The Company's sales to the automobile industry exceed 50% of the Company's total sales. An economic downturn to the auto industry could seriously impact Company sales.

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

None



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 1999 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 1999:


                                                    Number of Securities         Value of Unexercised
                                                   Underlying Unexercised            In-the-Money
                                                      Options at Fiscal            Options at Fiscal
                       Shares                            Year-End(#)                  Year-End($)
                     Acquired on      Value      ---------------------------   ---------------------------
Name                 Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                 -----------   -----------   -----------   -------------   -----------   -------------
None


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

 NAME AND ADDRESS                NUMBER OF SHARES       PERCENTAGE OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED     BENEFICIALLY OWNED (1)
---------------------------     ------------------     ----------------------
Gregg Mulholland                    3,000,000                  66.4%
Jeffrey Jacobsen                         -                      0.0%
Davis Ariss                              -                      0.0%

All  officers and directors
     as a group (3 persons)         3,000,000                  66.4%

---------------------------
(1)  Based on 4,518,000 shares outstanding.

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

              27         Amended Financial Data Schedule

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


Date:  December 13, 2000                 By: /s/ Gregg Mulholland
       --------------                          --------------------
                                               Gregg Mulholland
                                               Chairman of the Board
                                               Chief Executive Officer

Date:  December 13, 2000                 By: /s/ Jeffrey Jacobsen
       --------------                         --------------------
                                              Jeffrey Jacobsen
                                              President
                                              Chief Operating Officer
                                              Director

Date:  December 13, 2000                 By: /s/ David Ariss
       --------------                         --------------------
                                              David Ariss
                                              Director