Form 10QSB/A
period 2000-03-31
AMERICAN INFLATABLES INC
filed 2000-12-15
CIK 1073874

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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
Yes [X] No[ ]

As of December 7, 2000, there were 8,475,330 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                                                 PAGE

PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements (Unaudited)......................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three Months
             Ended March 31, 2000 and 1999.......................  4

           Statement of Cash Flows For the Three Months
             Ended March 31, 2000 and 1999.......................  5

           Notes to Financial Statements
             as of March 31, 2000................................  6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  7

PART II    OTHER INFORMATION.....................................  8

Item 1:    Legal Proceedings.....................................  8

Item 2:    Changes in Securities.................................  8

Item 3:    Defaults Upon Senior Securities.......................  8

Item 4:    Submission of Matters to a Vote of Security Holders...  8

Item 5:    Other Information.....................................  8

Item 6(a): Exhibits..............................................  8

Item 6(b): Reports on Form 8.K...................................  8

SIGNATURES.......................................................  9

PART I - FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB/A contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB/A to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB/A.

ITEM 1   Financial Statements

                          AMERICAN INFLATABLES, INC.
                                BALANCE SHEET

                                                      MARCH 31,    December 31,
                                                       2000           1999
                                                   ------------   ------------
                                                    (UNAUDITED)

                                ASSETS
Current assets:
  Cash ............................................$   10,200     $      900
  Inventory........................................    66,400         59,600
  Prepaid expenses and other current assets........   119,600         53,300
                                                    ---------      ---------
        Total current assets.......................   196,200        113,800

Fixed assets
  Display and promotional blimps, net..............    25,100         22,300
  Computers, furniture and office equipment, net...    33,900         34,000
  Leasehold improvements, net..........................54,300         51,600
                                                    ---------      ---------
        Total fixed assets..........................  113,200        107,900

Deposits...........................................     7,000          7,000
                                                    ---------      ---------
        Total assets...............................$  316,400     $  228,700
                                                    =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable....................................$  323,000     $  323,000
  Accounts payable.................................   102,500        113,300
  Accrued payroll liabilities......................   293,100        289,500
  Accrued liabilities..............................    33,300         48,700
                                                    ---------      ---------
        Total current liabilities..................   751,900        774,500

Stockholders' equity
  Common stock.....................................    46,550         45,400
  Additional paid in capital.......................   327,450        213,600
  Accumulated deficit..............................  (809,500)      (804,800)
                                                    ---------      ---------
        Total stockholders' equity (deficit).......  (435,500)      (545,800)
                                                    ---------      ---------
        Total liabilities and
          stockholders' (deficit) equity           $  316,400     $  228,700
                                                    =========      =========

                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                         FOR THE QUARTER ENDED MARCH 31,

                                                     2000             1999
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)

Revenues.........................................$   441,100      $   217,000
     Cost of goods sold..........................    198,600          100,400
                                                  ----------       ----------
Gross profit.....................................    242,500          116,600
                                                  ----------       ----------
Administrative expenses
     Depreciation and amortization...............      5,300            5,200
     Legal and accounting........................     13,800           17,000
     Office expense..............................     38,300           20,900
     Other administrative expenses...............     16,000            6,200
     Salaries and payroll expenses...............     67,700           40,700
     Selling expenses............................     11,300            1,300
     Marketing...................................     11,200            7,600
     Trade show..................................     62,600           20,600
     Travel & entertainment......................     21,000            3,400
                                                  ----------       ----------
          Total..................................    247,200          122,900
                                                  ----------       ----------
              Net loss from operations...........     (4,700)          (6,300)

Income tax (benefit)
     Income tax expense (benefit)................     (7,100)          (2,600)
     Valuation allowance (benefit)...............      7,100            2,600
                                                  ----------       ----------
          Total..................................          0                0
                                                  ----------       ----------
              Net loss                           $    (4,700)      $   (6,300)
                                                  ==========       ==========
     Loss per share..............................$    (0.00)       $   (0.00)
                                                  ==========       ==========
     Weighted average shares.....................  4,565,000        4,540,000
                                                  ==========       ==========


                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS of CASH FLOWS
                             QUARTER ENDED MARCH 31,

                                                     2000            1999
                                                --------------   --------------
                                                 (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)............................... $    (4,700)     $   (6,300)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and amortization...................       5,300            5,200
 (Increase) Decrease in:
Prepaid expense and other assets................     (62,300)         (19,200)
Inventory.......................................      (6,800)          (4,200)
Increase (Decrease) in:
 Accounts payable...............................     (10,800)           2,000
 Accrued expenses...............................     (11,800)          25,500
                                                 -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES...........     (91,100)           2,500
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment/leaseholds................     (10,600)         (32,100)
Advances to officer.............................      (4,000)         (24,000)
                                                 -----------      -----------
NET CASH USED IN INVESTMENT ACTIVITIES..........     (14,600)         (56,100)
                                                 -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock........................     115,000                0
Increase in long term debt, net...... ...... ...           0          100,000
                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......     115,000          100,000
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................       9,300           46,400
CASH AT BEGINNING OF PERIOD.....................         900            5,700
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $    10,200      $    52,100
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

BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year December 31, 1999.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of March 31, 2000 there were 4,655,000 shares issued and outstanding.

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

Gross margin for the three months ended March 31, 2000 was 54.9%, compared to 53.7% for the three months ended March 31, 1999. The Company earned $242,500 in the three months ended March 31, 1999. The increase in net sales and production efficiencies contributed to the increase in gross margin as a percentage of sales. The Company through its use of higher quality materials for production, decreased replacements and warranty coverage and provides a stronger product for sale to the customer. During Fiscal 1999 and the first quarter of 2000 the Company increased production and manufacturing staff, in order to increase sales, enabling the Company to fully utilize its production staff to increase gross margins. This is evident by the Company's continuing ability to increase its sales and maintain a production facility that keeps up with this growth.

The Company's selling expense (which consists of sales expense, marketing costs and trade show expense) totaled $85,100 for the three months ended March 31, 2000 compared to $29,500 for the three months ended March 31, 1999, an increase of $55,600 or 188.5%. The Company during Fiscal 1999 substantially increased its trade show presence 700% fold from Fiscal 1998. Management believes that the additional trade show costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's first quarter sales for Fiscal 2000.

The Company's total general and administrative expenses (less selling expense mentioned above) increased by $82,000 or 87.8% for the three months ended March 31, 2000 due to increased costs related to the Company's activities in preparation for going public and legal fees as well as an increase in personnel. The Company continues to add management to its staff.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is currently a party or to which the property of the Company is subject.

Item 2.    CHANGES IN SECURITIES

           None

Item 3.    DEFULATS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5.    OTHER INFORMATION

           None

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a) Exhibits

  27      Amended Financial Data Schedule

           b)   Reports on Form 8-K

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