Form 10QSB/A
period 2000-06-30
AMERICAN INFLATABLES INC
filed 2000-12-15
CIK 1073874

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

As of December 7, 2000, there were 8,475,330 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

-------------------------------------------------------------------------------

                                                                 PAGE

PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements (Unaudited)......................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three Months
             Ended June 30, 2000 and 1999........................  4

           Statement of Operations for the Six Months
             Ended June 30, 2000 and 1999........................  5

           Statement of Cash Flows For the Six Months
             Ended June 30, 2000 and 1999........................  6

           Notes to Condensed Financial Statements
             as of June 30, 2000 ................................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....... 10

PART II    OTHER INFORMATION..................................... 13

Item 1:    Legal Proceedings..................................... 13

Item 2:    Changes in Securities................................. 13

Item 3:    Defaults Upon Senior Securities....................... 14

Item 4:    Submission of Matters to a Vote of Security Holders... 14

Item 5:    Other Information..................................... 14

Item 6(a): Exhibits.............................................. 14

Item 6(b): Reports on Form 8.K................................... 14

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

ITEM 1   Financial Statements

                          AMERICAN INFLATABLES, INC.
                                BALANCE SHEET

                                                      JUNE 30,    December 31,
                                                       2000           1999
                                                   ------------   ------------
                                                    (UNAUDITED)

                                ASSETS
Current assets:
  Cash ............................................$   25,200     $      900
  Inventory........................................    87,600         59,600
  Prepaid expenses and other current assets........   162,000         53,300
                                                    ---------      ---------
        Total current assets.......................   274,800        113,800

Fixed assets, net ... . ...........................    99,100        107,900

Deposits...........................................     7,000          7,000
 ....................................................---------      ---------

        Total assets...............................$  380,900     $  228,700
                                                    =========      =========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Notes payable....................................$  310,000     $  323,000
  Accounts payable.................................    92,900        113,300
  Accrued payroll liabilities......................   373,200        289,500
  Accrued liabilities..............................   887,800         48,700
                                                    ---------      ---------
        Total current liabilities.................. 1,663,900        774,500

Long term liabilities

Stockholders' equity
  Common stock.....................................    54,600         45,400
  Additional paid in capital....................... 1,642,140        213,600
  Accumulated deficit..............................(2,979,740)      (804,800)
                                                    ---------      ---------
        Total stockholders' (deficit) equity.......(1,283,000)      (545,800)
                                                    ---------      ---------
        Total liabilities and
          stockholders' (deficit) equity           $  380,900     $  228,700
                                                    =========      =========


               See accompanying notes to financial statements

                          AMERICAN INFLATABLES, INC.
                           STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS

                                                JUNE 30, 2000     JUNE 30, 1999
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)

Revenues.........................................$   402,100      $   378,000
     Cost of goods sold..........................    268,400          201,000
                                                  ----------       ----------
Gross profit.....................................    133,700          177,000
                                                  ----------       ----------
Administrative expenses
     Depreciation and amortization...............      8,300           10,800
     Professional fees ..........................  1,868,600           19,800
     Other administrative expenses...............     86,800           56,500
     Salaries and payroll expenses...............    215,500           77,400
     Marketing...................................      1,600            3,200
     Trade show..................................     85,400           24,900
     Travel & entertainment......................     47,700            8,400
                                                  ----------       ----------
          Total..................................  2,313,900          201,000
                                                  ----------       ----------
              Net loss from operations........... (2,180,200)         (24,000)

Income tax (benefit)
     Income tax expense (benefit)................   (900,000)          (9,600)
     Valuation allowance (benefit)...............    900,000            9,600
                                                  ----------       ----------
          Total..................................          0                0
                                                  ----------       ----------
              Net loss                           $(2,180,200)      $  (24,000)
                                                  ==========       ==========
     Loss per share..............................$    (0.40)       $   (0.01)
                                                  ==========       ==========
     Weighted average shares.....................  5,350,000        4,540,000
                                                  ==========       ==========


               See accompanying notes to financial statements

                         AMERICAN INFLATABLES, INC.
                          STATEMENTS OF OPERATIONS
                          FOR THE SIX MONTHS ENDED


                                                JUNE 30, 2000     JUNE 30, 1999
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)

Revenues.........................................$   853,200      $   595,000
     Cost of goods sold..........................    467,000          301,400
                                                  ----------       ----------
Gross profit.....................................    386,200          293,600
                                                  ----------       ----------
Administrative expenses
     Depreciation and amortization...............     13,600           16,000
     Professional fees ..........................  1,882,500           36,800
     Other administrative expenses...............    152,400           84,900
     Salaries and payroll expenses...............    283,300          118,200
     Marketing...................................     12,900           10,800
     Trade show..................................    147,700           45,400
     Travel & entertainment......................     68,700           11,800
                                                  ----------       ----------
          Total..................................  2,561,140          323,900
                                                  ----------       ----------
              Net loss from operations........... (2,174,940)         (30,300)

Income tax (benefit)
     Income tax expense (benefit)................   (900,000)         (12,100)
     Valuation allowance (benefit)...............    900,000           12,100
                                                  ----------       ----------
          Total..................................          0                0
                                                  ----------       ----------
              Net loss                           $(2,174,940)     $   (30,300)
                                                  ==========       ==========
     Loss per share..............................     (0.41)           (0.01)
                                                  ==========       ==========
     Weighted average shares...................... 5,200,000        4,540,000
                                                  ==========       ==========


               See accompanying notes to financial statements

                          AMERICAN INFLATABLES, INC.
                           STATEMENTS of CASH FLOWS
                         QUARTER ENDED JUNE 30, 2000


                                                JUNE 30, 2000     JUNE 30, 1999
                                                --------------   --------------
                                                 (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)............................... $(2,174,940)     $   (30,300)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Stock issued for services .. ...................   1,122,700                0
Depreciation and amortization...................      13,600           16,000
 (Increase) Decrease in:
Prepaid expense and other assets................    (104,700)         (17,200)
Inventory.......................................     (28,000)          (6,100)
Increase (Decrease) in:
 Accounts payable...............................     (20,400)          24,700
 Accrued expenses...............................     922,800           37,600
                                                 -----------      -----------
NET CASH (USED IN) PROVIDED BY
                 OPERATING ACTIVITIES...........    (268,900)          24,700
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment/leaseholds................      (4,800)         (32,100)
Advances to officer.............................      (4,000)         (42,000)
                                                 -----------      -----------
NET CASH USED IN INVESTMENT ACTIVITIES..........      (8,800)         (74,100)
                                                 -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock........................     315,000                0
Increase (decrease) in long term debt, net......     (13,000)         100,000
                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......     302,000          100,000
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................      24,300           50,600
CASH AT BEGINNING OF PERIOD.....................         900            5,700
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $    25,200      $    56,300
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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5.    OTHER INFORMATION

           None

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a)   Exhibits

  27      Amended Financial Data Schedule

           b) Reports on Form 8-K

              Current Report on Form 8-K/A dated April 10, 2000.

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