Form 10KSB40
period 2000-12-31
AMERICAN INFLATABLES INC
filed 2001-04-30
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-26943

                          AMERICAN INFLATABLES, INC.
                          --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             95-4695878
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

      947 NEWHALL STREET, COSTA MESA, CA                 92627
   ----------------------------------------            ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  949-515-1776

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the year ended December 31,2000 was $1,478,300.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on April 23, 2001, was approximately $1,791,000.

As of April 23, 2001, there were 8,621,346 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

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

In October 2000, the Company entered into a Reorganization Agreement with National Paintball Supply Co., Inc. ("National"). The agreement provides for the acquisition of the Company by National. If the acquisition is completed, the Company will become a wholly-owned subsidiary of National. The agreement provides for each share of the Company's common stock to be converted into .1667 shares of National common stock. If the acquisition is completed, the Company's shareholders will hold about 22 percent of the outstanding shares of National.

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

Can/Am since 1998 has operated under the "American Inflatables" tradename. Can/Am was formed to manufacture and market an alternative advertising medium,principally inflatable blimps and other custom inflatable products. Can/Am developed a strong reputation for high quality inflatable products used for advertising and marketing applications while enhancing its product design through innovation in raw materials and manufacturing techniques.

The Company currently maintains one of the largest and most comprehensive inventories of custom inflatable patterns. Whether floating, tethered, flying, this innovative advertising medium creates strong brand awareness and low cost advertising.

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

The Company manufactures its products to order. It does not carry an inventory of completed or partially completed inflatables.

The Company seeks to maintain its commitment of producing radically effective promotional specialties of the highest caliber in quality, durability and craftsmanship. This continues the Company's tradition of providing quality inflatable display media with unique capabilities, attention to detail, and variety.

The Company's products are designed with businesses in mind. The Company's advertising inflatables have the ability to expand profits by attracting customers. The unique nature of this alternative advertising medium can lure passersby with its strong visual appeal to generate an increase in business turnover. Among the variety of promotional activities, they can be used in retail as a sophisticated point-of-purchase display aid. The manners in which these sales enhancement tools are applied are as flexible as each customer's marketing prowess.

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

The Company's management believes that through its efforts it will be successful in the introduction of the Company's design and manufacturing capabilities to the industry. As of December 31, 2000, the Company had approximately 15,000 customers. The Company's sales records show that the average customer order is $2,500. As a group, the Company's customers are concentrated as follows: 50% of sales have been made to customers in the auto industry, 20% of sales have been made to customers in the oil and gas industry, and 30% of these have been made to customers in the various miscellaneous retail industries.

Sales & Marketing

The Company secures orders through its own in-house marketing and sales staff. Currently, the Company has nine persons devoted to full-time marketing and sales of the Company's products. Each account representative ("Account Representative") receiving 80 hours of Company-provided training. Account representatives are compensated with basic salary and commission.

Each Account representative receives a 10% commission on each sales order generated by the representative. The Company anticipates that it will need to increase the number of its Account Representatives by a minimum of 5 in the next 12 months. After the Company receives an order for the sale of the Company's products, the Company's design staff works with the Account Representative that generated the order to develop the most effective design. The mock up design is then submitted to the customer for approval. After the customer approves the design, the Company's manufacturing staff commences work on the product. For most orders, the Company has found that from product design to product completion, the Company's manufacturing process requires seven to 10 days. After completion, each product is then shipped to the customer via independent carriers. Each inflatable product is packaged and delivered to the customer with instructions to assist the customer in erecting the product for maximum marketing impact. Customers are responsible for all installation.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were put forth to the shareholders for approval. The proposed acquisition of the Company by National Paintball Supply Co., Inc. will be put to the shareholders for approval in 2001.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

On December 28, 1999 the Company's common stock began trading on the Over the Counter Bulletin Board (OTC-BB) Market under the symbol "GLLK." Prior to December 28, 1999, there was no public market for the Company's common stock. The following sets forth the quarterly high and low bid prices during 2000 and the fourth quarter 1999 as reported on OTC-BB. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions and may not reflect actual transactions.

                                                   PRICE
            QUARTER ENDED                  HIGH             LOW
          -----------------               ------           ------
          December 31, 1999               $4.00            $4.00
          March 31, 2000                   5.25             2.63
          June 30, 2000                    3.13             1.13
          September 30, 2000               1.13             0.38
          December 31, 2000                0.85             0.44

On April 23, 2001, the closing price of the Company's common stock (which currently trades under the symbol BLMP) on the OTC-BB Market was $ 0.39 per share. The Company has approximately 200 holders of record of its common stock and estimates that it has approximately 300 beneficial holders.

DIVIDEND POLICY

The Company has paid no cash dividends to date. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

CHANGES IN SECURITIES

During the year ended December 31, 2000, the Company issued the following securities:

     In the first quarter of 2000, the Company sold 132,500 of its common shares pursuant to a private offering at $1.00 per share.

     In the second quarter of 2000, the Company:

     o    Issued   120,000  shares  of  its  common  stock  to  an  officer  for compensation of $103,000.

     o Issued 50,000 shares of its common stock to a director for fees valued at $76,800.

     o Issued 175,000 shares of its common stock for investor relations services valued at $175,000.

     o Issued 400,000 shares of its common stock pursuant to an S-8 registration statement for merger and acquisition services valued at $700,000.

     o Sold 350,000 shares of its common stock and warrants to purchase one million shares of its common stock at $0.25 per share for total consideration of $250,000.

     o Issued 163,500 shares of its common stock upon conversion of a note payable of $150,000 and accrued interest of $13,500.

     In the third quarter of 2000, the Company:

     o Issued 163,500 shares of its common stock upon conversion of a note payable of $150,000 and accrued interest of $13,500.

     o    Issued  45,000  shares  of  its  common  stock   pursuant  to  an  S-8
          Registration Statement for legal services valued at $36,000 and accounting services valued at $18,000.

     o Issued 37,000 shares of its common stock for financial and accounting services valued at $25,088.

     o    Issued  116,425  shares  of  its  common  stock  in   cancellation  of
          liabilities totaling $76,300.

     o Issued 100,000 shares of its common stock for financial and accounting services valued at $26,000.

     In the fourth quarter of 2000, the Company:

     o Issued one million of its common shares upon exercise of warrants. The proceeds of $250,000 are in the form of a note receivable.

     o Issued 1,053,984 shares of its common stock to an officer for compensation of $410,000.

     o    Sold 146,016 of its common shares for cash of $45,000.


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

Prior to December 27, 1999 (the merger date) the Company operated as Can/Am Marketing Group, LLC. On the merger date, the Company completed a "reverse merger" transaction and changed its name to American Inflatables, Inc. This "reverse merger" has been accounted for as an equity transaction with no goodwill recorded. The Company's financial statements and following discussion for 1999 are those of Can/Am Marketing Group, LLC.

RESULTS OF OPERATIONS.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

Net sales were $1,478,300 in 2000, an increase of $444,200 or 43% compared to net sales of $1,034,100 for 1999. The increase in sales is due to the Company substantially increasing its customer base. Sales for the Company continues to grow at an increasing rate not just from repeat customers but from new customers. The company has increased its presence and exposure in the advertising markets.

Gross margin in fiscal 2000 was 35%, compared to 61% for fiscal 1999. The $629,100 gross profit for fiscal 2000 compares to $629,100 for fiscal 1999. During 2000, the Company expanded its sales of helium filled and remote control inflatables. These products required start up and design inefficiencies that should not recur in the future. In addition, the use of radio control capabilities on helium products resulted in previously unrequired rework and design modifications to accommodate the increased weight.

The Company's selling expense totaled $521,800 for fiscal 2000 compared to $356,600 for fiscal 1999, an increase of $165,200 or 46%. The Company during fiscal 2000 continued its increased trade show presence from fiscal 1999. Management believes that the additional tradeshow costs associated with this presence will be realized in increased sales over the next year as evidenced by the Company's projected first quarter of fiscal 2000.

The Company's total general and administrative (G & A) expenses increased by $1,431,000 or 228%, in fiscal 2000 due to increased costs related to the Company's activities related to the proposed merger with National Paint Ball Supply Co., Inc. as well as Investor relations costs of $175,000. A substantial portion of the costs ($1,695,000) for consulting and salary costs were paid through the issuance of shares of the Company's common stock. The Total G & A expenses as a percentage of sales were 139% for fiscal 2000, up from 62% for fiscal 1999. G & A as a percentage of revenue increased, related to the Company's expansion efforts and activities related to the proposed merger.

The Company's interest expense was $368,400 in fiscal 2000 and $39,400 in fiscal 1999. The increase in interest expense during fiscal 2000 compared to fiscal 1999 is due to the interest cost reflected as a result of the value assigned to warrants issued in 2000.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Net sales were $1,034,100 in fiscal 1999, an increase of $583,700 or 129.5% compared to net sales of $450,000 for fiscal 1998. The increase in sales is due to American Inflatables substantially increasing its customer base. The growth in sales for American Inflatables resulted from repeat customers, as well as new customers.

American Inflatables had $629,100 gross profit for fiscal 1999, as compared to $97,600 for fiscal 1998. Gross margin for 1999 was 60.8% compared to 21.7% for 1998. The increase in net sales and production efficiencies are the primary causes for the increase in gross margin as a percentage of sales. During 1999, the increase in American Inflatables production and manufacturing staff was less than the rate of increase in its sales, thereby enabling American Inflatables to increase its gross margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of December 31, 2000, the Company had limited cash and/or cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it may not have sufficient cash resources to fund the Company's operations through fiscal 2001. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

The Company anticipates that it will need to raise additional capital on a private placement basis through the sale of the Company's common stock, preferred stock, debt securities, or some combination thereof. The Company believes that if it is able to raise an additional financing, this will meet the Company's external financing requirements for a period of about twelve (12) to twenty-four (24) months after which the Company may need additional financing on such terms as may then be available. The amount of additional financing that the Company will need has not been determined. While the Company is currently exploring opportunities it may have to raise the additional capital, the Company has not received any commitment from any investor, underwriter, or broker dealer to provide any such funds. There can be no assurance that the Company will be successful in raising additional funds, or, if it is successful, that any such funds can be raised on terms that are reasonable in view of the Company's current circumstances.


SELECTED FINANCIAL DATA.

The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the Financial Statements. No dividends have been paid on the Company's common stock.

                           American Inflatables, Inc.
                            Statement of Operations
                     For the period ending December 31, 2000


Revenues............................         $ 1,478,300
  Net income (loss)...................       $(2,616,000)
  Net Loss per common share:
    Basic.............................       $     (0.42)
    Diluted...........................       $     (0.42)
    Total assets........................     $   189,000
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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of American Inflatables, Inc. appear on pages F-1 to F-22.

                           AMERICAN INFLATABLES, INC.
                              Financial Statements
                                Table of Contents


                                                                         Page
                                                                        -----
Independent Auditors' Report                                             F-2

FINANCIAL STATEMENTS:

     Balance Sheets as of December 31, 2000                               F-3

     Statements of Operations for the year ended December 31, 2000        F-4

     Statements of Stockholders' Equity (Deficit) for the year
      ended December 31, 2000                                             F-5

     Statements of Cash Flows for the year ended December 31, 2000        F-6

     Notes to Financial Statements, December 31, 2000                     F-7


Independent Accountants' Report                                           F-14

     Balance Sheets as of December 31, 1999                               F-15

     Statements of Operations for the years ended December 31,
      1999 and 1998                                                       F-16

     Statements of Stockholders' Equity (Deficit) for the years
      ended December 31, 1999 and 1998                                    F-17

     Statements of Cash Flows for the years ended December 31,
      1999 and 1998                                                       F-18

     Notes to Financial Statements, December 31, 1999 and 1998            F-19

                          Independent Auditor's Report


Board of Directors and Stockholders
American Inflatables, Inc.
947 Newhall
Costa Mesa, CA  92627


We have audited the accompanying balance sheet of American Inflatables, Inc., as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Inflatables, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Siegel, Smith & Garber LLP
Solana Beach, California
April 25, 2001

                           AMERICAN INFLATABLES, INC.
                                 Balance Sheet
                               December 31, 2000

                                     ASSETS

  CURRENT ASSETS
      Cash                                                  $         3,900
      Inventory                                                      10,800
      Prepaid expenses                                               50,400
                                                            ---------------
         Total current assets                                        65,100

  FIXED ASSETS
      Display and promotioal blimps                                  16,600
      Computers, furniture and office equipment, net                 36,900
      Leasehold improvements, net                                    57,000
                                                             ---------------
        Total fixed assets                                          110,500

  OTHER ASSETS
      Deposits                                                       13,400
                                                            ---------------
        Total other assets                                           13,400
                                                            ---------------

           TOTAL ASSETS                                     $       189,000
                                                            ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
      Notes payable                                         $       330,000
      Accounts payable                                               77,700
      Accrued payroll liabilities                                   162,300
      Advances, officers                                             43,600
      Accrued liabilities                                             6,100
                                                             ---------------
        Total current liabilities                                   619,700

  LONG TERM LIABILITIES

  STOCKHOLDERS' EQUITY
      Common stock                                                   86,000
      Stock subscribed                                             (250,000)
      Additional paid in capital                                  3,154,100
      Accumulated deficit                                        (3,420,800)
                                                            ---------------
        Total stockholders' equity                                 (430,700)

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $       189,000
                                                            ================

               See Accompanying Notes to the Financial Statements

                           AMERICAN INFLATABLES, INC.
                            Statement of Operations
                      For the Year Ended December 31, 2000

                                                              2000
                                                       ----------------
REVENUES
      Sales                                          $       1,478,300
                                                     ------------------
         Total Revenue                                       1,478,300

COST OF GOODS SOLD                                             956,500
                                                     ------------------
         Gross Profit                                          521,800

SELLING AND TRADE SHOW EXPENSES
      Sales commissions                                        208,100
      Trade show expense                                       214,600
      Trade show travel and entertainment                      209,300
      Other selling and marketing expenses                     104,700
                                                     ------------------
         Total                                                 736,700

ADMINISTRATIVE EXPENSES
      Consultants                                            1,031,800
      Depreciation and amortization                             23,700
      Director fees                                             76,700
      Legal and professional                                    79,000
      Other administrative expenses                            137,000
      Salaries, benefits and payroll expenses                  705,000
                                                     ------------------
         Total                                               2,053,200

                                                     ------------------
           Net loss from operations                         (2,268,100)

OTHER EXPENSES
      Interest expense                                         347,100
                                                     -------------------
         Total                                                 347,100

INCOME TAX                                                         800

                                                     ------------------
           NET LOSS                                  $      (2,616,000)
                                                     ==================

      Loss per share                                 $           (0.42)

      Weighted average shares                                6,183,928

               See Accompanying Notes to the Financial Statements

                           AMERICAN INFLATABLES, INC.
             Statements of Changes in Stockholders' Equity (Deficit)
        From Date of Merger, December 27, 1999 Through December 31, 2000

                                                    Common Stock         Additional
                                               -------------------         Paid In            Note     Accumulated
       Date           Description              Shares      Dollars         Capital       Receivable      Deficit          Total
       ----           -----------             ---------    --------      -----------     ----------    -----------    -----------
                      Beginning                N/A         $      -      $         -     $             $  (396,200)   $ (396,200)
                         balance

December 27,1999      Shares issued           4,019,921      40,200          (40,200)                                       -
December 27,1999      Covertable                518,000       5,200          253,800                                     259,000
                        debt
December 31,1999      Net loss                                                                            (408,600)     (408,600)
                                              ---------    --------      -----------     ----------    -----------    -----------
Balance December 31,
  1999                                        4,537,921      45,400          213,600        -             (804,800)     (545,800)
                                              ---------    --------      -----------     ----------    -----------    -----------

January 1, 2000       Shares Issued              50,000         500             (500)                                          -
January 1, 2000       Adjustment to
                        merger shares           (19,500)       (200)             200                                           -
                      Debt Conversion           327,000       3,300          323,700                                     327,000
                      Shares issued           1,053,984      10,500          399,500                                     410,000
                       for accrued salary
                      Shares in cancell-        116,425       1,200           75,100                                      76,300
                       ation of debt
                      Shares for services       757,000       7,600          972,900                                     980,500
                      Shares and                350,000       3,500          246,500                                     250,000
                       warrants for cash
                      Warrants con-           1,000,000      10,000          240,000       (250,000)                           -
                       verted for note
                      Shares for cash           132,500       1,300          131,200                                     132,500
                      Stock for                  50,000         500           76,300                                      76,800
                        Directors Fees
                      Stock bonus to             50,000         500           76,200                                      76,700
                       officer
                      Shares for officer         70,000         700           25,600                                      26,300
                       salary
                      Shares sold               119,468       1,200           43,800                                      45,000

December 12,2000      Conversion benefit                                     330,000

                      Net loss                                                                          (2,616,000)  $(2,616,000)
                                              ---------    --------      -----------     ----------    -----------    -----------
December 31, 2000     Balance                 8,594,798     $86,000      $ 3,154,100     $ (250,000)   $(3,420,800)   $ (760,700)
                                              =========    ========      ===========     ==========    ===========    ===========

               See Accompanying Notes to the Financial Statements

                           AMERICAN INFLATABLES, INC.
                            Statement of Cash Flows
                      For the Year Ended December 31, 2000

Cash Flows From Operating Activities
     Net loss                                               $     (2,616,000)
     Adjustments  to  reconcile  net income to net
      cash provided  by  operating activities:
         Depreciation                                                 23,800
         Stock for services                                        1,695,600
         Conversion benefit                                          330,000
         Changes in:
         Inventory                                                    48,800
         Prepaid expenses                                              2,900
         Deposits                                                     (6,400)
         Accounts payable                                            (35,600)
         Accrued liabilities                                         (42,600)
         Payroll tax liabilities                                    (127,200)
                                                            ----------------
Net Cash Used in Operating Activities                               (726,700)
                                                            ----------------

Cash Flows from Investing Activities
         Purchase of computers and equipment                         (13,600)
         Leasehold improvements                                      (12,800)
                                                            ----------------
Net Cash Used by Investing Activities                                (26,400)
                                                            ----------------

Cash Flows from Financing Activities
         Sale of common stock                                        382,500
         Proceeds from loans                                         330,000
         Advances from officers                                       43,600
                                                            ----------------
Net Cash Provided by Financing Activities                            756,100
                                                            ----------------
         Net Increase in Cash                                          3,000

     Cash, beginning of the year                                         900
                                                            ----------------
     Cash, December 31, 2000                                $          3,900
                                                            =================


Supplemental Non Cash Investing and Financing Activities:
     The Company converted $300,000 of notes payable and $27,000 accrued interest to 480,425 shares of common stock.

Supplemental Information:
         Interest paid                                       $        27,000
         Taxes paid                                          $             -

               See Accompanying Notes to the Financial Statements

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


Note A.    ORGANIZATION AND BASIS OF PRESENTATION

American Inflatables, Inc., (the Company") (a Delaware Corporation) provides, manufactures and markets alternative advertising products such as inflatable blimps and other custom inflatable products.

Prior to December 27, 1999 (the merger date) the Company operated as Can/Am Marketing Group, LLC. On the merger date, the Company completed a "reverse Merger" transaction with Globalock Corporation, which had no assets or liabilities, and changed its name to American Inflatables, Inc. This "reverse merger" has been accounted for as a reorganization with no goodwill recorded. The Company's historical financial statements as of December 31, 1999 and for the year ended December 31, 1999 are those of Can/Am Marketing Group LLC.

Note B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Cash  and  cash  equivalents   include  all  cash  balances  and  highly  liquid
investments having original maturities of three months or less.

Accounts Receivable
-------------------
The Company sells virtually all its products COD or prepaid. As of December 31, 2000 the accounts receivables totaled $3,700 and the Company had an allowance for doubtful accounts of $3,700 as well. During the year ended December 31, 2000 the bad debt expense was $3,700. There were no accounts receivable or allowance for doubtful accounts at December 31 1999.

Inventory
---------
Raw materials are valued at the lower of cost (first in first out) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, are recorded at cost but not in excess of net realizable value. The Company produces its products to specific customer orders and therefore does not have an inventory of finished goods.

Property Plant and Equipment
----------------------------
Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer software to seven years for equipment. Leasehold improvements are amortized on a straight-line basis over ten years.

Revenue and Expense Recognition
-------------------------------
Revenue from product sales are generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven to ten days. Revenue is recognized when the product is shipped by the Company to the client. Expenses are recorded when incurred.

Advertising
-----------
The Company follows the policy of charging the costs of advertising to expense as incurred. The Company's significant advertising expenses are trade show costs. The Company has produced several products for display at trade shows. These products are not for sale and the Company depreciates the tradeshow blimps over their estimated lives of 60 months.

Income Taxes
------------
 The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts and the tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss ("NOL") as of December 31, 2000 of approximately $2,500,000 for federal and state purposes. This NOL will begin to expire in the year 2015 if not previously utilized.

Estimates
---------
The preparation of these financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Share
------------------------------------
Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for each period presented. Basic net loss is based upon weighted average number of common shares outstanding during each period. Diluted loss per share is based on the assumption that all dilutive convertible debt and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive Income
--------------------
The Company adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, the Company's comprehensive loss equals its net loss.

Reportable Operating Segments
-----------------------------
SFAS 131, Segment Information, amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company currently operates in a single reportable operating segment.

Accounting for Stock-Based Compensation
---------------------------------------
Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No.123) prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods oer services. The Company adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments issued is used to account for the payment of services rendered. Also, in accordance with SFAS No. 123, the Company has footnote disclosure with respect to stock-based non-employee compensation. The cost of stock based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements
-----------------------------
In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company adopted the revenue the revenue recognition practices to conform to SAB 101. The adoption of SAB 101 has not had a material effect on the Company's financial position or results of operations.

Note C.     INVENTORY

Inventories as of December 31, 2000 and 1999 by major classification, were as follows:

                                              2000                 1999
                                            --------             --------
         Finished Goods                     $    -0-             $ 25,700
         Work-in-Process                         -0-                5,400
         Raw Materials                        10,800               28,500
                                            ---------             -------
                                            $ 10,800             $ 59,600
                                            ========             ========

Inventory is valued using the first in first out (FIFO) lower cost or market method.


Note D.    PREPAID EXPENSES

The Company markets its products by attending trade shows. To secure strategic locations and favorable rates a deposit is required to be placed in excess of nine months prior to the show. Accordingly the Company has $50,400 and $49,500 in deposits as of December 31,2000 and 1999 respectively. These amounts are expensed in the period of the trade show.


Note E.    PROPERTY, PLANT, AND EQUIPMENT

                                                       2000             1999
                                                    ---------         ---------
         Machinery                                  $  29,600         $  20,200
         Leasehold improvements                        74,300            61.500
         Computer and software                         19,500            17,300
         Furniture and fixtures                        10,500             8,500
         Trade show blimps                             28,700            28,700
                                                    ---------         ---------
                                                      162,600           136,200
         Less accumulated depreciation                 52,100            28,300
                                                    ---------         ---------
                                                      110,500         $ 107,900
                                                     ========         =========
Depreciation and amortization expense for the years ended December 31, 2000 and 1999 $23,700 and $20,300, respectively.

Note F.    NOTES PAYABLE

Notes payable consisted of:

                                                       2000             1999
                                                    ---------         ---------
                  Short Term Note                   $ 330,000         $  23,000
                  Convertible  Notes                    -0-             300,000
                                                    ---------         ---------
                                                    $ 330,000         $ 323,000
                                                    =========         =========

The note, at December 31, 2000, matures in May 2000 and bears 10% interest annually. The note is secured by the assets of the Company as well as a personal guarantee by the Company's CEO. The note also includes warrants to purchase common stock of the Company as described in Note J. As of December 31, 2000 accrued interest totaled $1,700.


Note G.    INCOME TAXES

Income tax expense of $800 represents the minimum California franchise tax for the year ended December 31, 2000. The deferred income taxes consisted of the following as of December 31, 2000 and 1999.

                                                    2000             1999
                                                 ----------         -------
     Deferred tax asset:
              Net operating loss                 $  378,400           N/A
               Total deferred tax asset          $  378,400           N/A
               Less: Valuation allowance         $ (378,400)          N/A
                                                 ----------
               Net                               $   -0-
     Change in valuation allowance               $ 378,400

Deferred tax assets reflects the Company's net operating loss for the years ended December 31, 2000. A valuation allowance has bee provided against this deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

Since the Company operated as Can Am Marketing LLC, a limited liability company prior to 2000, and LLC's are taxed as partnerships deferred taxes are not applicable, (N/A).

Note H.    COMMON STOCK

The Company has 20,000,000 authorized shares of $0.001 par value preferred shares. As of December 31, 2000 and 1999 there were no shares issued and outstanding.

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of December 31, 2000 and 1999 there were 8,594,798 and 4,537,921 shares issued and outstanding, respectively.

During the year ended December 31, 2000 the Company issued shares of its common stock to officers, directors and consultants in payment of compensation, fees and services rendered. The shares issued have been recorded at their fair market value at the date of issue and the related expenses have been amortized over the periods the services are provided.


Note I.    RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future become involved in additional business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2000 the Company owed the Company's CEO $43,600. The CEO advanced these funds thoughout the year to meet working capital needs of the Company. These advances are due on demand and are unsecured. Additionally, the Company has not accrued interest on these advances as the Company's CEO has waived any demand for such interest.

The Chief Executive Officer personally guarantees the lease on the Company's facility as well as the $330, 000 short-term note payable, (Note F).

During the year ended December 31, 2000 the Company issued shares of its common stock to its officers and directors as compensation, (See Note H).


Note J.    WARRANTS AND OPTIONS

In connection with the $330,000 short term note payable, Note F, the Company issued warrants to purchase 1,320,000 shares of its common stock at $0.25 a share. The warrants may be exercised in whole or part at any time and expire December 31, 2003.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company determined the value of these warrants using The Black-Scholes Option Model. The resulting value was greater than the total proceeds, and therefore the warrants are recorded at face value of the related notes payable. As the warrants can be exercised immediately, the resulting debt discount of $330,000 has been recorded as interest expense during the year ended December 31, 2000.

Note K.    GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has sustained significant losses and has negative working capital. Without the realization of additional capital, it may be unlikely for the Company to continue as a going concern.

The Company's plan for survival is based upon several factors including the continued increase in revenue, which has occurred over the last two years. Management believes however that it will achieve breakeven by the end of 2001. The Company's large 2000 loss is partially the result of non-cash expenses satisfied through the issuance of shares of its common stock. Further, the Company has generated working capital through sales of its common stock.

In October 2000 the Company agreed to be acquired by National Paintball Supply Co., Inc., ("National"). If the acquisition is completed, the Company will become a wholly owned subsidiary of National and therefore will not depend upon its own operations to continue.

If the acquisition does not occur, the Company believes it will be able to raise sufficient capital through borrowings and/or the sale of equity securities to meet its obligations until profitable operations are achieved.


Note L.    COMMITMENTS & CONTINGENCIES

The Company's sales to the automobile industry exceed 50% of the Company's total sales. An economic downturn to the auto industry could seriously impact Company sales.


Note M.    LEASES

The Company leases a combination of offices and production facility in Costa Mesa, California totaling 10,000 square feet. The lease is accounted for as an operating lease, under the terms of a one-year lease with ten one-year consecutive renewal options and is personally guaranteed by the Company's Chief Executive Officer. Rent expense was $79,800 and $77,400 in the years ended December 31, 2000 and 1999 respectively.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's accountants on any accounting or financial disclosure matters during fiscal 2000 and fiscal 1999.


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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2000.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company named executive officers and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 2000 and 1999 and who are no longer serving in such capacity at December 31, 2000, for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998.

                         SUMMARY COMPENSATION TABLE

                                         Annual Compensation              Long-Term Compensation
                             -----------------------------------------  --------------------------
                                                          Other Annual  Restricted   Securities
Name and                                         Bonus    Compensation    Stock      Underlying      All other
Principal Position           Year   Salary ($)   ($)(1)        ($)       Awards($)   Options(#)   Compensation($)
------------------           ----   ----------   ------   ------------   ---------   ----------   ---------------

Gregg Mulholland             2000    $131,135      -            -            -            -        $410,000 (1)
Chairman, President          1999    $ 80,000      -            -            -            -              -
and Chief Executive Officer  1998    $ 45,050      -            -            -            -              -

Jeffrey Jacobsen             2000    $ 70,092      -            -            -            -         $103,000 (2)
Chief Operating Officer      1999    $ 60,050      -            -            -            -              -

------------
(1) This represents the issuance of 1,053,984 shares of the Company's common stock in lieu of cash compensation. (2) This represents the issuance of 120,000 shares of the Company's common stock in lieu of cash compensation. (3) Certain amounts may have been expended which may have had value as a personal benefit to the executive officer. However, the total value of such benefits did not exceed the lesser of $50,000 or 10% of the annual salary of each executive officer.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2000. No stock appreciation rights were granted to these individuals during such year.

                                    Individual Grants
                      -------------------------------------------
                      Number of       Percent of
                      Securities    Total Options
                      Underlying      Granted to     Exercise or
                        Options     Employees in     Base Price     Expiration
Name                  Granted (#)   Fiscal Year(1)      ($/Sh)         Date
------------------    -----------   --------------     -------      ----------
None


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 2000 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 2000:

                                                    Number of Securities         Value of Unexercised
                                                   Underlying Unexercised            In-the-Money
                                                      Options at Fiscal            Options at Fiscal
                       Shares                            Year-End(#)                  Year-End($)
                     Acquired on      Value      ---------------------------   ---------------------------
Name                 Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                 -----------   -----------   -----------   -------------   -----------   -------------
None


DIRECTOR COMPENSATION

The Company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director. During the year ended December 31, 2000, David Ariss received 50,000 shares of the Company's common stock valued at $76,800 as compensation

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

 NAME AND ADDRESS                NUMBER OF SHARES       PERCENTAGE OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED     BENEFICIALLY OWNED (1)
---------------------------     ------------------     ----------------------
Gregg Mulholland                    3,679,984                  42.1%
Jeffrey Jacobsen                      300,000                   3.4%
Davis Ariss                            50,000                    *

All  officers and directors
     as a group (3 persons)         4,029,484                  46.1%

--------------------
* Less than one percent (1%)

(1)  Based on 8,621,346 shares outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


There are no material relationships or related transactions between the Company and its officers or directors.

PART III

ITEM 1.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          Listed below are the documents filed as a part of this report:

          1.   Financial Statements and the Independent Auditors' Report

          2.   Financial Statement Schedules

          3.   Exhibits:

               2.1 *** Merger Agreement and Plan of Reorganization among GLOBALOCK CORPORATION,CAN/AM MARKETING GROUP, LLC, and
                         all  of  the  membership   interest-holders  of  CAN/AM
                         MARKETING GROUP LLC.

               2.2 Reorganization Agreement among NATIONAL PAINTBALL SUPPLY CO., INC. and AMERICAN INFLATABLES, INC., entered into October 12, 2000

               2.3 Amendment No. 1 to Reorganization Agreement, entered into as of January 31, 2001

               3.1 * Amended and Restated Certificate of Incorporation of the Company,

               3.2 *     Bylaws of the Company

               4.1 *     Specimen of Common Stock Certificate

              10.1 * Employment Agreement Between GlobaLock Corporation and Daniel Zimmerman

              23.1       Consent of Siegel, Smith & Garber, LLP

                    *    Incorporated   by  reference  to  the  Company's   Form
                         10-SB12G   filed  with  the   Securities  and  Exchange
                         Commission on August 4, 1999.

                    ** Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on December 27, 1999.

                    *** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000.


ITEM 3. The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 27, 2001                       By: /s/ Gregg Mulholland
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


Date:  April 27, 2001                     By: /s/ Gregg Mulholland
       --------------                          --------------------
                                               Gregg Mulholland
                                               Chairman of the Board
                                               Chief Executive Officer

Date:  April 27, 2001                     By: /s/ Jeffrey Jacobsen
       --------------                         --------------------
                                              Jeffrey Jacobsen
                                              President
                                              Chief Operating Officer
                                              Director

Date:  April 27, 2001                     By: /s/ David Ariss
       --------------                         --------------------
                                              David Ariss
                                              Director