Form 10QSB
period 2001-03-31
AMERICAN INFLATABLES INC
filed 2001-05-18
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER PERIOD ENDED MARCH 31, 2001

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 0-26943

                          AMERICAN INFLATABLES, INC.
                          --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              95-4695878
                  --------                              ----------
       (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       947 NEWHALL STREET, COSTA MESA, CA                      92627
       ----------------------------------                      -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  949-515-1776

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
Yes [X] No[ ]

As of May 15, 2001, there were 8,621,346 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                                                 PAGE

PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements (Unaudited)......................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three Months
             Ended March 31, 2001 and 2000.......................  4

           Statement of Cash Flows For the Three Months
             Ended March 31, 2001 and 2000.......................  5

           Notes to Financial Statements
             as of March 31, 2001................................  6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....... 11

PART II    OTHER INFORMATION..................................... 13

Item 1:    Legal Proceedings..................................... 13

Item 2:    Changes in Securities................................. 13

Item 3:    Defaults Upon Senior Securities....................... 13

Item 4:    Submission of Matters to a Vote of Security Holders... 13

Item 5:    Other Information..................................... 13

Item 6(a): Exhibits.............................................. 13

Item 6(b): Reports on Form 8.K................................... 13

SIGNATURES....................................................... 14

PART I - FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB contains forward-looking statements within the meaning of the safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB.

ITEM 1   Financial Statements

                          AMERICAN INFLATABLES, INC.
                                BALANCE SHEET

                                                      MARCH 31,    December 31,
                                                       2001           2000
                                                   ------------   ------------
                                                    (UNAUDITED)

                                ASSETS
Current assets:
  Cash ............................................$    8,200     $    3,900
  Accounts Receivable.............................     19,400          -0-
  Inventory........................................    10,800         10,800
  Prepaid expenses and other current assets........    51,800         50,400
                                                    ---------      ---------
        Total current assets.......................    90,200         65,100

Fixed assets
  Display and promotional blimps, net..............    15,200         16,600
  Computers, furniture and office equipment, net...    34,300         36,900
  Leasehold improvements, net..........................55,400         57,000
                                                    ---------      ---------
        Total fixed assets..........................  104,900        110,500

Deposits...........................................    15,400         13,400
                                                    ---------      ---------
        Total assets...............................$  210,500     $  189,000
                                                    =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable....................................$  330,000     $  330,000
  Accounts payable.................................    62,200         77,700
  Accrued payroll liabilities......................   160,660        162,300
  Accrued liabilities..............................    49,000          6,100
  Due to related party.............................    48,600         43,600
                                                     ---------      ---------
        Total current liabilities..................   650,400        619,700

Stockholders' equity
  Common stock.....................................    86,000         86,000
  Additional paid in capital....................... 3,154,100      3,154,100
  Note receivable..................................  (250,000)      (250,000)
  Accumulated deficit............................. (3,430,000)    (3,420,800)
                                                    ---------      ---------
        Total stockholders' equity (deficit).......  (439,900)      (430,700)
                                                    ---------      ---------
        Total liabilities and
          stockholders' (deficit) equity           $  210,500     $  189,000
                                                    =========      =========

                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                         FOR THE QUARTER ENDED MARCH 31,

                                                     2001             2000
                                                --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)

Revenues.........................................$   508,500      $   441,100
     Cost of goods sold..........................    230,000          198,600
                                                  ----------       ----------
Gross profit.....................................    278,500          242,500
                                                  ----------       ----------
Administrative expenses
     Depreciation and amortization...............      5,600            5,300
     Legal and accounting........................     19,700           13,800
     Office expense..............................     73,800           54,300
     Salaries and payroll expenses...............     51,600           67,700
     Marketing...................................     75,900           85,100
     Travel & entertainment......................     61,100           21,000
                                                  ----------       ----------
          Total..................................    287,700          247,200
                                                  ----------       ----------
              Net loss ..........................$    (9,200)      $   (4,700)
                                                  ==========       ==========
     Loss per share..............................$     (0.00)      $    (0.00)
                                                  ==========       ==========
     Weighted average shares.....................  8,621,000        4,565,000
                                                  ==========       ==========










                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF CASH FLOWS
                             QUARTER ENDED MARCH 31,

                                                     2001           2000
                                                 -----------      -----------
                                                 (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)............................... $    (9,200)     $    (4,700)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and amortization...................       5,600            5,300
 (Increase) Decrease in:
 Accounts receivable............................     (19,400)            -0-
Prepaid expense and other assets................      (1,400)          62,300
Inventory.......................................        -0-             6,800
Deposits........................................      (2,000)            -0-
Increase (Decrease) in:
 Accounts payable...............................     (15,500)          10,800
 Accrued expenses...............................     (41,200)          11,800
                                                 -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES...........        (700)         (91,100)
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment/leaseholds................        -0-           (10,600)
Advances to/from related party..................      (5,000)          (4,000)
                                                 -----------      -----------
NET CASH USED IN INVESTMENT ACTIVITIES..........       5,000          (14,600)
                                                 -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock........................        -0-           115,000
                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......        -0-           115,000
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................       4,300            9,300
CASH AT BEGINNING OF PERIOD.....................       3,900              900
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $     8,200      $    10,200
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

Note B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
Cash  and  cash  equivalents   include  all  cash  balances  and  highly  liquid
investments having original maturities of three months or less.

INVENTORY
Raw materials are valued at the lower of cost (first in first out) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, are recorded at cost but not in excess of net realizable value. The Company produces its products to specific customer orders and therefore does not have an inventory of finished goods.

PROPERTY PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer software to seven years for equipment. Leasehold improvements are amortized on a straight-line basis over ten years.

REVENUE AND EXPENSE RECOGNITION
Revenue from product sales are generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven to ten days. Revenue is recognized when the product is shipped by the Company to the client. Expenses are recorded when incurred.

ADVERTISING
The Company follows the policy of charging the costs of advertising to expense as incurred. The Company's significant advertising expenses are trade show costs. The Company has produced several products for display at trade shows. These products are not for sale and the Company depreciates the tradeshow blimps over their estimated lives of 60 months.

INCOME TAXES
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts and the tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss ("NOL") as of December 31, 2000 of approximately $2,500,000 for federal and state purposes. This NOL will begin to expire in the year 2015 if not previously utilized.

ESTIMATES
The preparation of these financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for each period presented. Basic net loss is based upon weighted average number of common shares outstanding during each period. Diluted loss per share is based on the assumption that all dilutive convertible debt and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

COMPREHENSIVE INCOME
The Company adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, the Company's comprehensive loss equals its net loss.

REPORTABLE OPERATING SEGMENTS
SFAS 131, Segment Information, amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company currently operates in a single reportable operating segment.

ACCOUNTING FOR STOCK-BASED COMPENSATION
Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No.123) prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. The Company adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments issued is used to account for the payment of services rendered. Also, in accordance with SFAS No. 123, the Company has footnote disclosure with respect to stock-based non-employee compensation. The cost of stock based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING PRONOUNCEMENTS
In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company adopted the revenue the revenue recognition practices to conform to SAB 101. The adoption of SAB 101 has not had a material effect on the Company's financial position or results of operations.

Note C. INVENTORY

All inventories as of March 31, 2001 and December 31, 2000 were raw materials. Inventory is valued using the first in first out (FIFO) lower cost or market method.

Note D. PREPAID EXPENSES

The Company markets its products by attending trade shows. To secure strategic locations and favorable rates a deposit is required to be placed in excess of nine months prior to the show. Accordingly the Company has $51,800 at March 31, 2001 and $50,400 as of December 31,2000 in deposits. These amounts are expensed in the period of the trade show.

Note E. NOTES PAYABLE

The note matures in May 2000 and bears 10% interest annually. The note is secured by the assets of the Company as well as a personal guarantee by the Company's CEO. The note also includes warrants to purchase common stock of the Company as described in Note I.

Note F. COMMON STOCK

The Company has 20,000,000 authorized shares of $0.001 par value preferred shares. As of December 31, 2000 and 1999 there were no shares issued and outstanding.

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of March 31, 2001, and December 31, 2000 were 8,594,798 and 4,537,921 shares issued and outstanding, respectively.

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

As of March 31, 2001 and December 31, 2000 the Company its CEO $48,600 and $43,600, respectively. The CEO advanced these funds to meet working capital needs of the Company. These advances are due on demand and are unsecured. Additionally, the Company has not accrued interest on these advances as the Company's CEO has waived any demand for such interest.

The Chief Executive Officer personally guarantees the lease on the Company's facility as well as the $330, 000 short-term note payable, (Note E).

Note H. WARRANTS AND OPTIONS

In connection with the $330,000 short term note payable, the Company issued warrants to purchase 1,320,000 shares of its common stock at $0.25 a share. The warrants may be exercised in whole or part at any time and expire December 31, 2003.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company determined the value of these warrants using The Black-Scholes Option Model. The resulting value was greater than the total proceeds, and therefore the warrants are recorded at face value of the related notes payable. As the warrants can be exercised immediately, the resulting debt discount of $330,000 was recorded as interest expense during the year ended December 31, 2000.

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

Note J.    COMMITMENTS & CONTINGENCIES

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of March 31, 2001 there were 8,594,798 shares issued and outstanding.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS. Net sales were $508,550 for the three months ended March 31, 2001, an increase of $67,400 or 15% compared to net sales of $441,000 for the three months ended March 31, 2000. The increase in sales is due to the Company increasing its customer base. Sales for the Company continue to grow at an increasing rate not just from repeat customers but from new customers. The Company continues to increase its presence and exposure in the advertising markets through increased attendance at trade shows and other advertising mediums that provide greater exposure.

Gross margin as a percentage of sales for the three months ended March 31, 2001 was 55%, which was the same as for the three months ended March 31, 2000. The Company earned $278,500 in gross during the three months ended March 31, 2001. The increase in net sales contributed to the increase in gross margin. The Company through its use of higher quality materials for production, decreased replacements and warranty coverage and provides a stronger product for sale to the customer. During Fiscal 2000 and the first quarter of 2001 the Company increased production and manufacturing staff, in order to increase sales, enabling the Company to fully utilize its production staff to increase gross margins. This is evident by the Company's continuing ability to increase its sales and maintain a production facility that keeps up with this growth.

Legal and accounting costs increased $5,900 or 43% in the first quarter of 2001 compared to the same period in 2000, primarily as a result of fees associated with the Company's proposed acquisition by National Paintball Supply Co., Inc.

Office expense increased $19,500 or 36% in the first quarter of 2001 compared to the same period in 2000 as a result of the Company's increased infrastructure needed to support growth and its proposed merger.

Payroll costs decreased $16,100 or 24% in the first quarter of 2001 compared to the first quarter of 2000 due to a more stable work force in 2001, which is more efficient and resulted in less training time for new employees.

Marketing costs decreased $9,200 or 11% during the first quarter of 2001 compared to the same period in 2000 as a result of the Company's more focused approach to its target market.

Travel and entertainment costs increased $40,100 or 191% in the first quarter of 2001 compared to the first quarter of 2000 as a result of the Company sending more representatives to trade shows and attending trade shows more distant from its offices.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents of $8,200, an increase of $4,300 from $3,900 at December 31, 2000.

Cash used in operating activities was $700 during the quarter ended March 31, 2001. Use of cash in operating activities consisted mainly of the net loss for the three month period of $9,200, the offsetting effects of depreciation and amortization of $5,600, and fluctuations in certain assets and liabilities.

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

The Company believes that its current cash and cash equivalent balance along with the additional financing is insufficient to meet its working capital expenditures through the near term and will require the Company in seeking additional capital and/or equity. The Company is currently exploring various financing and credit facilities and is in the process of being acquired by National Paintball Supply Co., Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for other hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected not have a material impact on the Company's consolidated financial statements.

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

           b)   Reports on Form 8-K

                None.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 18, 2001                         By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                             Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 18, 2001                         By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                             Chief Executive Officer

Date:  May 18, 2001                         By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                             Chief Operating Officer
                                                Director

Date: May 18, 2001                          By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director