Form 10QSB
period 2001-06-30
AMERICAN INFLATABLES INC
filed 2001-08-21
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER PERIOD ENDED JUNE 30, 2001

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
Yes [X] No[ ]

As of August 15, 2001, there were 8,621,346 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                      PAGE

PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements (Unaudited)......................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three Months
             Ended June 30, 2001 and 2000........................  4

           Statement of Operations for the Six Months
             Ended June 30, 2001 and 2000 .......................  5

           Statement of Cash Flows For the Six Months
             Ended June 30, 2001 and 2000........................  6

           Notes to Financial Statements
             as of June 30, 2001.................................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  8

PART II    OTHER INFORMATION..................................... 10

Item 1:    Legal Proceedings..................................... 10

Item 2:    Changes in Securities................................. 10

Item 3:    Defaults Upon Senior Securities....................... 10

Item 4:    Submission of Matters to a Vote of Security Holders... 10

Item 5:    Other Information..................................... 10

Item 6(a): Exhibits.............................................. 10

Item 6(b): Reports on Form 8.K................................... 10

SIGNATURES....................................................... 11

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

ITEM 1   Financial Statements

                          AMERICAN INFLATABLES, INC.
                                BALANCE SHEET

                                                      June 30,    December 31,
                                                       2001           2000
                                                   ------------   ------------
                                                    (UNAUDITED)

                                ASSETS
Current assets:
  Cash ............................................$      -0-     $    3,900
  Accounts Receivable..............................    10,200          -0-
  Inventory........................................    10,800         10,800
  Prepaid expenses and other current assets........    90,300         50,400
                                                    ---------      ---------
        Total current assets.......................   111,300         65,100

Fixed assets
  Display and promotional blimps, net..............    16,600         16,600
  Computers, furniture and office equipment, net...    32,000         36,900
  Leasehold improvements, net..........................53,900         57,000
                                                    ---------      ---------
        Total fixed assets..........................  102,500        110,500

Deposits...........................................    15,400         13,400
                                                    ---------      ---------
        Total assets...............................$  229,200     $  189,000
                                                    =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Overdraft                                        $    6,100     $     -0-
  Notes payable....................................   330,000        330,000
  Accounts payable.................................    83,100         77,700
  Accrued payroll liabilities......................   171,700        162,300
  Accrued liabilities..............................    81,200          6,100
  Due to related party.............................    43,600         43,600
                                                    ---------      ---------
        Total current liabilities..................   715,700         619,700

Stockholders' equity
  Common stock.....................................     86,000         86,000
  Additional paid in capital.......................  3,154,100      3,154,100
  Note receivable..................................   (250,000)      (250,000)
  Accumulated deficit.............................  (3,476,600)    (3,420,800)
                                                    ---------      ----------
        Total stockholders' equity (deficit).......   (486,500)      (430,700)
                                                    ---------      ----------
        Total liabilities and
          stockholders' (deficit) equity           $   229,200    $   189,000
                                                    ===========    ==========

                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED JUNE 30,



                                                          2001         2000
                                                       ---------     ---------
                                                      (UNAUDITED)   (UNAUDITED)

Revenues...........................................   $  389,800   $   402,100
     Cost of goods sold............................      210,100       268,400
                                                       ---------     ---------
Gross profit                                             179,700       133,700
                                                       ---------     ---------

Administrative expenses:
     Depreciation and amortization.................        3,700         8,300
     Professional fees.............................       28,900     1,868,600
     Office expense................................       59,600        86,800
     Salaries and payroll expenses.................       39,300       215,500
     Marketing.....................................       48,900        85,400
     Travel & entertainment........................       55,300        47,700
                                                       ---------     ---------

          Total....................................      235,700     2,313,900
                                                       ---------     ---------

             Net loss..............................   $  (56,000)  $(2,180,200)
                                                       =========    ===========
      Loss per share...............................   $    (0.01)  $     (0.40)
                                                       =========    ==========
      Weighted average shares......................    8,594,792    5,350,000
                                                       =========    ==========




                    See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTH PERIODS ENDED JUNE 30,
                                  (UNAUDITED)

                                                          2001         2000
                                                       ---------    ----------
                                                      (UNAUDITED)   (UNAUDITED)

Revenues.........................................     $  902,400   $   853,200
     Cost of goods sold..........................        470,700       467,000
                                                       ---------    ----------
Gross profit.....................................        431,700       386,200
                                                       ---------    ----------
Administrative expenses
     Depreciation and amortization...............          8,000        13,600
     Legal, accounting and consulting............         61,100     1,882,500
     Office expense..............................        108,900       152,400
     Salaries and payroll expenses...............         78,400       283,300
     Marketing...................................        114,700       160,600
     Travel & entertainment......................        116,400        68,700
                                                       ---------    ----------
          Total..................................        487,500     2,561,100
                                                       ---------    ----------
              Net loss ..........................     $  (55,800)   (2,174,900)
                                                       =========    ==========
     Loss per share..............................     $    (0.01)  $     (0.41)
                                                       =========    ==========
     Weighted average shares.....................      8,594,792     5,200,000
                                                       =========    ==========







                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS of CASH FLOWS
                      For The Six Month Periods Ended June 30,

                                                     2001           2000
                                                --------------   --------------
                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)............................... $   (55,800)     $(2,174,900)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Stock issued for services.......................         -0-        1,122,700
Depreciation and amortization...................       8,000           13,600
 (Increase) Decrease in:
 Accounts receivable............................     (10,200)            -0-
Prepaid expense and other assets................     (39,900)         104,700
Inventory.......................................        -0-           (28,000)
Deposits........................................      (2,000)            -0-
Increase (Decrease) in:
 Accounts payable...............................       5,400          (20,400)
 Accrued expenses...............................      84,500          922,800
                                                 -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES...........     (10,000)        (268,900)
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment/leaseholds................        -0-            (4,800)
Advances to/from related party..................        -0-            (4,000)
                                                 -----------      -----------
NET CASH USED IN INVESTMENT ACTIVITIES..........        -0-            (8,800)
                                                 -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock........................        -0-           315,000
Repayment of debt...............................        -0-           (13,000)

                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......                      302,000
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................     (10,000)          24,300
CASH AT BEGINNING OF PERIOD.....................       3,900              900
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $    (6,100)     $    25,200
                                                 ===========      ===========




                  See accompanying notes to financial statements

                    Notes to Financial Statements (Unaudited)


Note A.    BASIS OF PRESENTATION

The unaudited financial statements of American Inflatables, Inc. have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary so the financial statements are not misleading in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of June 30, 2001 there were 8,594,792 shares issued and outstanding.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS. Net sales were $902,400 for the six months ended June 30 2001, an increase of $49,200 (6%) compared to net sales of $853,200 for the six months ended June 30, 2000. The increase in sales is due to the Company increasing its customer base. Sales for the Company continue to grow at an increasing rate not just from repeat customers but from new customers. The Company continues to increase its presence and exposure in the advertising markets through increased attendance at trade shows and other advertising mediums that provide greater exposure.

Gross margin as a percentage of sales for the six months ended June 30, 2001 was 48%, an increase of 3% from the six months ended June 30, 2000. The Company through its use of higher quality materials for production, decreased replacements and warranty coverage and provides a stronger product for sale to the customer. During Fiscal 2000 and the first quarter of 2001 the Company increased production and manufacturing staff. The increase in net sales enabled the Company to fully utilize its production staff to increase gross margins in 2001.

Legal, accounting and consulting costs decreased $1,821,400 during the first six months of 2001 compared to the same period in 2000. The decrease results from non recurring merger and acquisition costs and professional fees associated with a cancelled registration statement incurred during the six months ended June 30, 2000.

Office expense increased $43,500 or 29% in the first six months of 2001 compared to the same period in 2000 as a result of efficiencies realized with the maturity of the Company's systems and procedures.

Payroll costs decreased $204,900 or 72% in the first six months of 2001 compared to the first six months of 2000 due to a more stable work force in 2001, which is more efficient and resulted in less training time for new employees. In addition, the number of administrative employees was reduced by three.

Marketing costs decreased $45,900 or 29% during the first six months of 2001 compared to the same period in 2000 as a result of the Company's more focused approach to its target market.

Travel and entertainment costs increased $47,700 or 69% in the first six months of 2001 compared to the first six months of 2000 as a result of the Company sending more representatives to trade shows and attending trade shows more distant from its offices.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a cash and cash equivalents overdraft $6,100, a decrease of $10,000 from $3,900 at December 31, 2000.

Cash used in operating activities was $10,000 during the six month period ended June 30, 2001. Use of cash in operating activities consisted mainly of the net loss for the six month period of $55,800, the offsetting effects of depreciation and amortization of $8,000, and fluctuations in certain assets and liabilities.

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

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to achieve profitability. The Company believes that its current cash resources to fund its operations through fiscal 2001 without additional financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to the Company or its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back its operations, which could have a material adverse effect on its business, financial condition and results of operations.

The Company anticipates that it will need to raise additional capital on a private placement basis through the sale of the Company's common stock, preferred stock, debt or convertible debt, or some combination thereof. The Company believes that if it is unable to raise additional equity or debt capital sufficient to meet its current needs, the Company may need additional capital soon thereafter. This additional capital, if needed, will be on such terms as may then be available.

While the Company is currently exploring opportunities available to raise additional capital, it has not received any commitment from any investor, underwriter, lender or broker dealer to provide any funds. There is no assurance that the Company will be successful in raising additional funds, or, if is successful, that, in view of the Company's current circumstances, and funds can be raised on terms that are reasonable.

The Company is in the process of being acquired by National Paintball Supply Co., Inc. The Company believes that National Paintball Supply Co., Inc. has the ability to, and will provide the necessary liquidity to the Company after the acquisition is completed.

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

Date:  August 21, 2001                      By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  August 21, 2001                      By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer

Date:  August 21, 2001                      By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director

Date: August 21, 2001                       By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director