Form 10KSB40/A
period 2000-12-31
AMERICAN INFLATABLES INC
filed 2001-11-01
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               Amendment Number 1


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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB/A-1 contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives.
Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB/A-1 to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB/A-1.

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

Gross margin in fiscal 2000 was 35%, compared to 61% for fiscal 1999. The $521,800 gross profit for fiscal 2000 compares to $629,100 for fiscal 1999. During 2000, the Company expanded its sales of helium filled and remote control inflatables. These products required start up and design inefficiencies that should not recur in the future. In addition, the use of radio control capabilities on helium products resulted in rework and design modifications to accommodate the increased weight.

The Company's selling expense totaled $736,700 for fiscal 2000 compared to $356,600 for fiscal 1999, an increase of $380,100 or 107%. During fiscal 2000 the Company continued its increased trade show presence from fiscal 1999. Management believes that the additional tradeshow costs associated with this presence will be realized in increased sales over the next year.

The Company's total general and administrative (G & A) expenses increased by $1,416,600 or 222%, in fiscal 2000 due to increased costs related to the Company's activities related to the proposed merger with National Paint Ball Supply Co., Inc. as well as Investor relations costs of $175,000. A substantial portion of the costs ($1,695,000) for consulting and salary costs were paid through the issuance of shares of the Company's common stock. The Total G & A expenses as a percentage of sales were 139% for fiscal 2000, up from 62% for fiscal 1999. G & A as a percentage of revenue increased, related to the Company's expansion efforts and activities related to the proposed merger.

The Company's interest expense was $347,100 in fiscal 2000 and $43,700 in fiscal 1999. The increase in interest expense during fiscal 2000 compared to fiscal 1999 is due to the interest cost reflected as a result of the value assigned to warrants issued in 2000. In connection with the $330,000 short-term note payable the Company issued warrants to purchase 1,330,000 shares of its common stock at $0.25 per share. The warrants may be exercised in whole or part at any time and expire December 31, 2003.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", The Company determined the value of these warrants using The Black-Scholes Option Model, which values warrants based on the stock price at the warrant issue date, the life of the warrant, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the warrant.

The resulting value of the warrants was greater than the total proceeds, and there- fore the warrants are recorded at the face value of the related notes payable. As the warrants can be exercised immediately, the resulting debt discount of $330,000 has been recorded as interest expense during the year ended December 31, 2000.


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

Selling expenses were $356,600 in 1999 compared to $137,400 in 1998, an increase of $219,200 or 160%. During 1999 the company increased its trade show presence seven fold from 1998. Management believes that the additional trade show presence will result in increased sales during next year.

General and administrative expenses increased $486,900 (333%) to $637,400 in 1999 compared to 1998. This increase is a result of the additional administrative infrastructure required to support the Company's sales growth and its reporting requirements as a public company.

Interest expense was $43,700 in 1999 compared to $18,900 in 1998. This increase is related to the Company's additional borrowings during 1999.

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

The Company is in the process of merging with National Paintball Supply Co., Inc. The Company believes that National Paintball Supply Co. Inc. has the ability to and will provide the necessary liquidity to the Company after the merger is competed.

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
                                             ===========


RECENT ACCOUNTING PRONOUNCEMENTS

During 2000, the Emerging Issues Task Force issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF 00-14 "Accounting for Certain Sales Incentives." Both of these require implementation during the second quarter of 2001. Inflatables does not believe the implementation of either of these pronouncements will have a material effect on its financial statements.

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

In July 2001 the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30,2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to Inflatables beginning January 1,2002. Inflatables does not believe the implementation of either of these pronouncements will have a material effect on its financial statements.

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

                           AMERICAN INFLATABLES, INC.
                              Financial Statements
                                Table of Contents


                                                                         Page
                                                                        -----
Independent Auditors' Report                                             F-2

FINANCIAL STATEMENTS:

     Balance Sheets as of December 31, 2000 and 1999                     F-3

     Statements of Operations for the years ended December 31, 2000 and 1999

     Statements of Stockholders' Equity (Deficit) for the years
      ended December 31, 2000 and 1999                                    F-5

     Statements of Cash Flows for the years ended December 31, 2000
      and 1999                                                            F-6

     Notes to Financial Statements                                        F-7

                          Independent Auditor's Report


Board of Directors and Stockholders
American Inflatables, Inc.
947 Newhall
Costa Mesa, CA  92627


We have audited the accompanying balance sheet of American Inflatables, Inc., as of December 31, 2000 and 1999, and the related statements of operations, stock-holders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Inflatables, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

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


Siegel, Smith & Garber LLP
Solana Beach, California
April 25, 2001

                           AMERICAN INFLATABLES, INC.
                                 Balance Sheet
                           December 31, 2000 and 1999

                                     ASSETS
                                                            2000        1999
                                                        -----------  ---------
 CURRENT ASSETS
     Cash                                               $     3,900   $     900
     Inventory                                               10,800      59,600
     Prepaid expenses                                        50,400      53,600
                                                        -----------   ---------
        Total current assets                                 65,100     113,800

 FIXED ASSETS
     Display and promotioal blimps                           16,600      22,300
     Computers, furniture and office equipment, net          36,900       34,000
     Leasehold improvements, net                             57,000      51,600
                                                        -----------   ---------
       Total fixed assets                                   110,500     107,900

 OTHER ASSETS
     Deposits                                                13,400       7,000
                                                        -----------   ---------
       Total other assets                                    13,400       7,000
                                                        -----------   ---------

          TOTAL ASSETS                                  $   189,000   $ 228,700
                                                        ===========   =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
     Notes payable                                      $   330,000   $ 323,000
     Accounts payable                                        77,700     113,300
     Accrued payroll liabilities                            162,300     289,500
     Advances, officers                                      43,600        -
     Accrued liabilities                                      6,100      48,700
                                                        -----------   ---------
       Total current liabilities                            619,700     774,500

 LONG TERM LIABILITIES

 STOCKHOLDERS' EQUITY
     Common stock                                            86,000      45,700
     Stock subscribed                                      (250,000)        -
     Additional paid in capital                           3,154,100     213,300
     Accumulated deficit                                 (3,420,800)   (804,800)
                                                        -----------   ---------
       Total stockholders' equity                          (430,700)   (545,800)
                                                        -----------   ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   189,000  $  228,700
                                                        ===========  ==========

               See Accompanying Notes to the Financial Statements

                           AMERICAN INFLATABLES, INC.
                            Statement of Operations
                For the Years Ended December 31, 2000 and 1999

                                                    2000          1999
                                              -------------   -------------
Sales                                       $    1,478,300    $  1,034,100

Cost of sales                                      956,500         405,000
                                            ---------------   ------------
         Gross Profit                              521,800         629,100

Selling expenses                                   736,700         356,600
Administrative expenses:
   Consluting fees                               1,031,800            -
   Payroll costs                                   705,000         361,700
   Other                                           317,200         275,700
                                            ---------------   ------------
Total expenses                                   2,790,700         994,000
                                            ---------------   ------------

Loss from operations                            (2,268,900)       (364,900)

Interest expense                                   347,100          43,700
                                            ----------------   -----------
Net loss                                    $   (2,616,000)   $   (408,600)
                                            ===============   ============

Net loss per common share
  Basic and diluted                         $        (0.42)   $      (0.09)
                                            ==============    ============
Weighted average shares outstanding              6,183,928       4,434,321
                                            ==============    ============



               See Accompanying Notes to the Financial Statements

                           AMERICAN INFLATABLES, INC.
             Statements of Changes in Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2000 and 1999


                                 Common Stock       Additional
                            -------------------      Paid- In        Note         Accumulated
Description                   Shares     Amount       Capital      Recievable       Deficit       Total
-----------                 ---------   -------     ----------     -----------    ------------  ---------
Balances,
 December 31, 1998          3,050,000   $30,500     $  (30,500)         -         $  (396,200)   $(396,200)

Shares issued in
 reverse merger             1,000,421    10,000        (10,000)

Shaares issued for
 convetible debt              518,000     5,200        253,800                                     259,000

Net loss                                                                             (408,600)    (408,600)
                            ---------   -------     ----------     -----------    ------------   ---------

Balances,
 December 31, 1999          4,568,421    45,700        213,300          -            (804,800)    (545,800)

Shares issued for
 convertible debt             327,000     3,300        323,700                                     327,000
Shares issued for
 accrued salary             1,053,984    10,500        399,500                                     410,000
Shares issued in
 cancellation of debt         116,425     1,200         75,200                                      76,300
Shares issued
 for services                 757,000     7,600        972,900                                     972,900
Shares and warrants
 issued for cash              350,000     3,500        246,500                                     250,000
Shares issued upon
 exercize of warrants
 for note receivable        1,000,000    10,000        240,000       (250,000)                         -
Shares issued for cash        132,500     1,300        131,200                                     132,500
Shares issued for
 directors fees                50,000       500         76,200                                      76,700
Shares issued to officer
 for salary and bonus         120,000     1,200        101,800                                     103,000
Conversion benefit
 of notes payable                                      330,000                                     330,000
Shares issued
 for cash                     119,468     1,200         43,800                                      45,000
Net loss                                                                           (2,616,000)  (2,616,000)
                            ---------   -------     ----------     -----------    ------------  ---------
Balances,
 December 31, 2000          8,594,798   $86,000     $3,154,100     $ (250,000)    $(3,420,800) $  (430,700)
                            =========   =======     ==========     ==========     ============ ============

                           See Accompanying Notes to the Financial Statements

                           AMERICAN INFLATABLES, INC.
                            Statement of Cash Flows
                  For the Years Ended December 31, 2000 and 1999

                                                           2000         1999
                                                       -----------   ----------
Cash Flows From Operating Activities
     Net loss                                          $(2,616,000)  $ (408,600)
     Adjustments  to  reconcile  net income to net
      cash provided  by  operating activities:
         Depreciation                                       23,800       20,300
         Stock issued for services                       1,650,600          -
         Conversion benefit of notes                       330,000          -
         Changes in:
         Inventory                                          48,800      (55,200)
         Prepaid expenses                                    2,900      (46,000)
         Deposits                                           (6,400)         -
         Accounts payable                                  (35,600)      84,700
         Accrued liabilities                               (42,600)       9,400
         Payroll tax liabilities                          (127,200)     257,600
                                                       -----------   ----------
Net Cash Used in Operating Activities                     (771,700)    (138,200)
                                                       -----------   ----------

Cash Flows from Investing Activities
         Purchase of computers and equipment               (13,600)     (21,400)
         Leasehold improvements                            (12,800)        (800)
         Production of promotional blimps                     -         (25,000)
                                                       -----------   ----------
Net Cash Used by Investing Activities                      (26,400)     (47,200)
                                                       -----------   ----------

Cash Flows from Financing Activities
         Sale of common stock                              427,500          -
         Proceeds from loans                               330,000      275,000
         Advance from affiliate                             43,600          -
         Debt repayment                                       -         (33,300)
         Repayment of advance from affiliate                  -         (62,700)
                                                       -----------   ----------
Net Cash Provided by Financing Activities                  801,100      179,000
                                                       -----------   ----------
         Net Increase in Cash                                3,000       (6,400)

     Cash, beginning of the year                               900        7,300
                                                       -----------   ----------
     Cash, December 31, 2000                           $     3,900   $      900
                                                       ===========   ==========

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

Prior to December 27, 1999 (the merger date) the Company operated as Can/Am Marketing Group, LLC. On the merger date, the Company completed a "reverse Merger" transaction with Globalock Corporation, which had no assets or liabilities, and changed its name to American Inflatables, Inc. At the merger date, Globalock had 1,000,421 shares outstanding and issued 3,050,000 shares in
exchange for all of the inteests in Can/Am.   This "reverse
merger" has been accounted for as a reorganization with no goodwill recorded. The Company's historical financial statements as of December 31, 1999 and for the year ended December 31, 1999 are those of Can/Am Marketing Group LLC.

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

Revenue and Expense Recognition
-------------------------------
Revenue from product sales are generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven to ten days. Revenue is recognized when the product is shipped by the Company to the customer. Shipping and handling costs incurred by the Companny are included in cost of sales.

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

Warrants to purchase 1,320,000 common shares at $.25 per share outstanding as of December 31, 2000 are not dilutive and therefore not considered in determining loss per share.

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


Note D.    PREPAID EXPENSES

The Company markets its products by attending trade shows. To secure strategic locations and favorable rates a deposit is required to be placed in excess of nine months prior to the show. Accordingly the Company has $50,400 and $49,500 in deposits as of December 31,2000 and 1999 respectively, which are classified as prepaid expenses. These amounts are expensed in the period of the trade show.


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

                                                    2000
                                                 ----------
     Deferred tax asset:
              Net operating loss                 $  378,400
               Total deferred tax asset          $  378,400
               Less: Valuation allowance         $ (378,400)
                                                 ----------
               Net                               $   -0-
     Change in valuation allowance               $ 378,400

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

Note H.    COMMON STOCK

The Company has 100,000 authorized shares of $0.001 par value preferred shares. As of December 31, 2000 and 1999 there were no shares issued and outstanding.

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of December 31, 2000 and 1999 there were 8,594,798 and 4,537,921 shares issued and outstanding, respectively.

In December 1999, the holders of the Company's convertible notes payable elected to convert the notes into shares of the Company's common stock. The notes provided for conversion at $.50 per share. The Company issued 518,000 shares upon conversion of the convertible notes outstanding with total principal balance of $259,000. The conversions were in accordance with the terms of the convertible not agreements.


During the year ended December 31, 2000 the Company issued shares of its common stock to officers, directors and consultants in payment of compensation, fees and services rendered. The shares issued have been recorded at their fair market value at the date of issue and the related expenses have been amortized over the periods the services are provided. There are no vesting or other restrictions placed on these shares by the Company. Fair market value was determined by using the amount of the fee for services and comparing this to the closing bid price of the Company's shares on the date of the transactions for issuances pursuant to Form S-8 Registration Statements. Fair market value for other issuances was determined by comparing the amount of accrued and unpaid salary and directors fees or the fee for services to the closing bid prices, recent sales of restricted stock by the Company, and a comparison of sales prices and closings bid prices for sales of stock to others.

Shares issued to officers, directors, and consultants during the year end3d December 31, 2000 follows.
                                           Number     Value per
       Description                       of Shares      Share           Value
    ---------------------               -----------   ----------      --------

Officer and director                        70,000    $0.375 (1)      $ 26,300
Officer and director                        50,000     1.534 (1)        76,700
Director                                    50,000     1.534 (1)        76,700
Officer and director                     1,053,984     0.389 (1)       410,000
Investor rlations services                 175,000     1.000 (3)       175,000
Merger and acquisition
  services                                 400,000     1.750 (2)       700,000
Legal services                              30,000     1.200 (2)        36,000
Accounting services                         15,000     1.200 (2)        18,000
Accounting services                         37,000     0.678 (3)        25,100
Financial consulting services              100,000     0.260 (3)        26,000

 (1) Closing bid price on date issued
 (2) Closing bid price on date issued, subject to Registration on Form S-8
 (3) Restricted shares issued to settle amount agreed upon for services rendered

The total value of these shares was charged to expense during the year ended December 31, 2000.

During the year ended December 31, 2000 the Company sold in a private placement 350,000 shares of its common stock and warrants to purchase one million shares of its common stock at $.25 per share. The proceeds of this transaction was $250,000. The warrant holders exercised the warrants during 2000. The Company received notes receivable totaling $250,000 in payment for the 1 million shares of its common stock. The notes bear interest at 8% and are due in 2003. The shares issued for these notes are the sole collateral for these notes. The Company has classified these notes receivable as a reduction of shareholders' equity.


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

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company determined the value of these warrants using The Black-Scholes Option Model, which values warrants based on the stock price ate the warrant issue date, the life of the warrant, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the warrant. The assumptions used in the Black-Scholes model were as follows for these warrants.

       Risk-free interest rate                           5.42%
       Expected volatility of common stock               1.721
       Dividend yield                                     -0-
       Expected life of warrants                         3 years

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

-------------

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

                                    Individual Grants
                      -------------------------------------------
                      Number of       Percent of
                      Securities    Total Options
                      Underlying      Granted to     Exercise or
                        Options     Employees in     Base Price     Expiration
Name                  Granted (#)   Fiscal Year(1)      ($/Sh)         Date
---------            -----------   --------------     -------      ----------
None


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 2000 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 2000:

                                                    Number of Securities         Value of Unexercised
                                                   Underlying Unexercised            In-the-Money
                                                      Options at Fiscal            Options at Fiscal
                       Shares                            Year-End(#)                  Year-End($)
                     Acquired on      Value      ---------------------------   ---------------------------
Name                 Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
- ----                 -----------   -----------   -----------   -------------   -----------   -------------
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

 NAME AND ADDRESS                NUMBER OF SHARES       PERCENTAGE OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED     BENEFICIALLY OWNED (1)
- ---------------------------     ------------------     ----------------------
Gregg Mulholland                    3,679,984                  42.1%
Jeffrey Jacobsen                      300,000                   3.4%
Davis Ariss                            50,000                    *

All  officers and directors
     as a group (3 persons)         4,029,484                  46.1%

---------------------
* Less than one percent (1%)

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

               2.2 # Reorganization Agreement among NATIONAL PAINTBALL SUPPLY CO., INC. and AMERICAN INFLATABLES, INC., entered into October 12, 2000

               2.3 # Amendment No. 1 to Reorganization Agreement, entered into as of January 31, 2001

               3.1 * Amended and Restated Certificate of Incorporation of the Company,

               3.2 *     Bylaws of the Company

               4.1 *     Specimen of Common Stock Certificate

              10.1 * Employment Agreement Between GlobaLock Corporation and Daniel Zimmerman

              23.1 #     Consent of Siegel, Smith & Garber, LLP

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

                    #    Previously filed


ITEM 3. The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 2001                       By: /s/ Gregg Mulholland
       ----------------                          --------------------
                                                 Gregg Mulholland
                                                 Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  October 29, 2001                     By: /s/ Gregg Mulholland
       ----------------                          --------------------
                                                 Gregg Mulholland
                                                 Chairman of the Board
                                                 Chief Executive Officer

Date:  October 29, 2001                     By: /s/ Jeffrey Jacobsen
       ----------------                         --------------------
                                                Jeffrey Jacobsen
                                                President
                                                Chief Operating Officer
                                                Director

Date:  October 29, 2001                     By: /s/ David Ariss
       ----------------                         --------------------
                                                David Ariss
                                                Director