Form 10QSB/A
period 2001-03-31
AMERICAN INFLATABLES INC
filed 2001-11-01
CIK 1073874

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

Item 6(b): Reports on Form 8.K................................... 13

SIGNATURES....................................................... 14

PART I - FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB/A1 contains forward-looking statements within the meaning of the safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives.
Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB/A1 to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB/A1.

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
                                                 ===========      ===========

                  See accompanying notes to financial statements

                    Notes to Financial Statements (Unaudited)


Note A.    BASIS OF PRESENTATION

The unaudited financial statements of American Inflatables, Inc. at March 31, 2001 and for the three month periods ended March 31,2001 and 2000 have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments necessary, including normal recurring adjustments, for the financial statements not to be misleading have been made. These interim statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31,2000.

Note B.     Note Payable

The note payable of $330,000 and accrued interest thereon of $8,500 was due in May 2001. The note and accrued interest has not been paid and is in default. The holder of this note has demanded payment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During 2000 the Emerging Issues Task Force issued EITF 00-10 "Accounting for Shipping and Handling Fees abd Costs" and EITF 00-14 "Accounting for Certain Sales Incentives." Both of these require implementation during the second quarter of 2001. The Company does not believe the implementation of either of these pronouncements will have a material effect on its financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 defers for one year the effective date of SFAS 133. The rule will now apply to all fiscal quarters o0f all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the new statement will have an effect on the results of operations or the financial position of the Company.

In July 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30,2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to the Company beginning January 1,2002. The implementation of these pronouncements will not have a significant effect of The Company's financial statements.

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

Date:  October 31, 2001                     By: /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  October 31, 2001                     By: /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer

Date:  October 31,2001                      By: /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director

Date: October 31, 2001                      By: /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director