Form 10QSB/A
period 2001-06-30
AMERICAN INFLATABLES INC
filed 2001-11-01
CIK 1073874

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

Item 5:    Other Information..................................... 11

Item 6(a): Exhibits.............................................. 11

Item 6(b): Reports on Form 8.K................................... 11

SIGNATURES....................................................... 12

PART I - FINANCIAL INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-QSB/A-1 contains forward-looking statements within the meaning of the safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives.
Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB/A-1 to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere in, or incorporated by reference into this Form 10-QSB/A-1.

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
                                                    ===========    ==========

                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED JUNE 30,


                                                          2001         2000
                                                       ---------     ---------
                                                      (UNAUDITED)   (UNAUDITED)

Revenues...........................................   $  389,800   $   402,100
     Cost of goods sold............................      210,100       268,400
                                                       ---------     ---------
Gross profit                                             179,700       133,700
                                                       ---------     ---------

Administrative expenses:
     Depreciation and amortization.................        3,700         8,300
     Professional fees.............................       28,900     1,868,600
     Office expense................................       51,300        78,500
     Salaries and payroll expenses.................       39,300       215,500
     Marketing.....................................       48,900        85,400
     Travel & entertainment........................       55,300        47,700
                                                       ---------     ---------

          Total....................................      227,400     2,305,600
                                                       ---------     ---------
Loss from operations                                     (47,700)   (2,171,900)

Interest expense                                          (8,300)       (8,300)
                                                       ---------     ---------

             Net loss..............................   $  (56,000)  $(2,180,200)
                                                       =========    ===========
      Loss per share...............................   $    (0.01)  $     (0.40)
                                                       =========    ==========
      Weighted average shares......................    8,594,792    5,350,000
                                                       =========    ==========




                    See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTH PERIODS ENDED JUNE 30,
                                   (UNAUDITED)

                                                          2001         2000
                                                       ---------    ----------
                                                      (UNAUDITED)   (UNAUDITED)

Revenues.........................................     $  902,400   $   853,200
     Cost of goods sold..........................        470,700       467,000
                                                       ---------    ----------
Gross profit.....................................        431,700       386,200
                                                       ---------    ----------
Administrative expenses
     Depreciation and amortization...............          8,000        13,600
     Legal, accounting and consulting............         61,100     1,882,500
     Office expense..............................         92,400       139,500
     Salaries and payroll expenses...............         78,400       283,300
     Marketing...................................        114,700       160,600
     Travel & entertainment......................        116,400        68,700
                                                       ---------    ----------
          Total..................................        471,000     2,548,200

Loss from operations                                     (39,300)   (2,162,000)

Interest expense                                         (16,500)      (12,900)
                                                       ---------    ----------
              Net loss ..........................     $  (55,800)   (2,174,900)
                                                       =========    ==========
     Loss per share..............................     $    (0.01)  $     (0.41)
                                                       =========    ==========
     Weighted average shares.....................      8,594,7928    5,200,000
                                                       ==========   ==========







                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS of CASH FLOWS
                    For The Six Month Periods Ended June 30,

                                                     2001           2000
                                                --------------   --------------
                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)............................... $   (55,800)     $(2,174,900)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Stock issued for services.......................         -0-        1,122,700
Depreciation and amortization...................       8,000           13,600
 (Increase) Decrease in:
 Accounts receivable............................     (10,200)            -0-
Prepaid expense and other assets................     (39,900)         104,700
Inventory.......................................        -0-           (28,000)
Deposits........................................      (2,000)            -0-
Increase (Decrease) in:
 Accounts payable...............................       5,400          (20,400)
 Accrued expenses...............................      84,500          922,800
                                                 -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES...........     (10,000)        (268,900)
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment/leaseholds................        -0-            (4,800)
Advances to/from related party..................        -0-            (4,000)
                                                 -----------      -----------
NET CASH USED IN INVESTMENT ACTIVITIES..........        -0-            (8,800)
                                                 -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock........................        -0-           315,000
Repayment of debt...............................        -0-           (13,000)
Book overdraft                                        6,100              -0-

                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......      6,100           302,000
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................     (3,900))          24,300
CASH AT BEGINNING OF PERIOD.....................       3,900              900
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $      -0-       $    25,200
                                                 ===========      ===========



                  See accompanying notes to financial statements

                    Notes to Financial Statements (Unaudited)


Note A.    BASIS OF PRESENTATION

The unaudited financial statements of American Inflatables, Inc. at June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or ommited. However, in the opinion of management all adjustments necessary, including normal recurring adjustments, for the financial statements to be not misleading have been made. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our last audited financial statement


Note B.      NOTES PAYABLE

The notes payable of $330,000 and accrued interest thereon of $16,500 was due in May 2001. The note and accrued interest has not been paid and in in default. The holders of these notes have demanded payment.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of June 30, 2001 there were 8,594,792 shares issued and outstanding.



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS. Net sales wee $389,800 for the three months ended June 30, 2001, a decrease of $12,300 (5%) compared to the same period in 2000. This decrease is due primarily to the timing of trade shows, which are the Company's principal source of sales. Certain trade shows that were held in June 2000 were held in July 2001.

Cost of sales as a percentage of sales decreased to 33% during the three months ended June 30, 2001 from 46% during the three months ended June 30,2001. This decrease resulted form the sale in 2001 of a large special order to a new customer. The significant design costs of this sale were not billed to the customer and are expected to be recovered through future sales.

Professional fees decreased $1,839,700 during the three month period in 2001 compared to the same period in 2000 as a result of significant fees related to acquisition services and costs associated with a registration statement filed in 2000 did not recur in 2001. Office expenses decreased $27,200 (35%)in 2001 compared to 2000 as a result of the cost of administrative infrastructure incurred in 2000 was not repeated in 2001. Payroll costs decreased $176,200
(82%) in 2001 compared to 2000 as bonus to officers paid in 2000 were not repeated in 2001. Marketing, travel and entertainment costs, which relate to the Company's participation in industry trade shows, decreased $28,900 (22%) to $104,200 in 2001 as compared to 2000 as a result of the Company's decision to attend fewer but larger and more geographically diverse shows in 2001 compared to 2000.


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

Office expense decreased $46,100 or 33% in the first six months of 2001 compared to the same period in 2000 as a result of efficiencies realized with the maturity of the Company's systems and procedures.

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


RECENT ACCOUNTING PRONOUNCEMENTS

During 2000, the Emerging Issues Task Force issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF 00-14 "Accounting for Certain Sales Incentives". Both of these require implementation during the second quarter of 2001. Inflatables does not believe the implementation of either of these pronouncements will have a material effect on its financial statements.

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

In July 2001 the FASB issued SFAS 141 " Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30,2001. SFAS 142 required that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to Inflatabiles beginning January 1,2002. Inflatables does not believe the implementation of either of these pronouncements will have a material effect on its financial statements.


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

Date:  October 31, 2001                      By:  /s/ Gregg Mulholland
Amendment No. 1                              ---------------------------
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

Date:  October 31, 2001                      By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer

Date:  October 31, 2001                      By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director

Date: October 31, 2001                       By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director