Form 10QSB
period 2001-09-30
AMERICAN INFLATABLES INC
filed 2001-11-16
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 2001

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
Yes [X] No[ ]

As of November 15, 2001, there were 8,621,346 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                      PAGE

PART I     FINANCIAL INFORMATION.................................  2

Item 1.    Financial Statements (Unaudited)......................  3

           Balance Sheet.........................................  3

           Statement of Operations for the Three Months
             Ended September 30, 2001 and 2000...................  4

           Statement of Operations for the Nine Months
             Ended September 30, 2001 and 2000...................  5

           Statement of Cash Flows For the Nine Months
             Ended September 30, 2001 and 2000...................  6

           Notes to Financial Statements
             as of September 30, 2001............................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  8

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

ITEM 1   Financial Statements

                           AMERICAN INFLATABLES, INC.
                                  BALANCE SHEET

                                                   September 30,  December 31,
                                                       2001           2000
                                                   ------------   ------------
                                                    (UNAUDITED)

                                ASSETS
Current assets:
  Cash ............................................$    1,200     $    3,900
  Accounts Receivable.............................     22,800          -0-
  Inventory........................................    10,800         10,800
  Prepaid expenses and other current assets........    49,800         50,400
                                                    ---------      ---------
        Total current assets.......................    84,600         65,100

Fixed assets
  Display and promotional blimps, net..............    16,600         16,600
  Computers, furniture and office equipment, net...    30,200         36,900
  Leasehold improvements, net..........................53,700         57,000
                                                    ---------      ---------
        Total fixed assets..........................  100,500        110,500

Deposits...........................................    15,400         13,400
                                                    ---------      ---------
        Total assets...............................$  200,500     $  189,000
                                                    =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Notes payable....................................  $330,000      $ 330,000
  Accounts payable.................................   101,100         77,700
  Accrued payroll liabilities......................   196,700        162,300
  Accrued liabilities..............................    85,800          6,100
  Due to related party.............................   158,200         43,600
                                                    ---------      ---------
        Total current liabilities..................   871,800        619,700

Stockholders' equity
  Common stock.....................................    86,000         86,000
  Additional paid in capital....................... 3,154,100      3,154,100
  Note receivable..................................  (250,000)      (250,000)
  Accumulated deficit............................. (3,661,400)    (3,420,800)
                                                    ---------      ---------
        Total stockholders' equity (deficit).......  (671,300)      (430,700)
                                                    ---------      ---------
        Total liabilities and
          stockholders' (deficit) equity           $  200,500     $  189,000
                                                    =========      =========

                 See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,


                                                      2001           2000
                                                 -----------      ----------

                                                 (UNAUDITED)      (UNAUDITED)

Revenues.........................................$   261,700      $   613,000
     Cost of goods sold..........................    153,700          249,000
                                                  ----------       ----------
Gross profit                                         108,000          363,700
                                                  ----------       ----------

Administrative expenses:
     Depreciation and amortization...............      2,000           10,000
     Professional fees...........................     16,000           46,200
     Office expense..............................     51,200           25,900
     Salaries and payroll expenses...............     87,200           48,400
     Marketing...................................    128,200          132,300

                                                  ----------       ----------

          Total..................................    284,600          262,800
                                                  ----------       ----------

             Net (loss) income...................$  (176,600)     $   100,900
                                                  ==========      ===========
      Loss income per share......................$     (0.02)     $      0.02
                                                  ==========      ===========
      Weighted average shares....................  8,594,792        6,188,884
                                                  ==========      ===========






                 See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                     2001             2000
                                                 -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)

Revenues.........................................$ 1,164,100      $1,4583,300
     Cost of goods sold..........................    624,400          716,200
                                                  ----------       ----------
Gross profit.....................................    539,700          737,100
                                                  ----------       ----------
Administrative expenses
     Depreciation and amortization...............     10,000           45,100
     Legal, accounting and consulting............     77,100        1,928,700
     Office expense..............................    143,600          190,400
     Salaries and payroll expenses...............    165,600          331,600
     Marketing...................................    359,300          356,600
                                                  ----------       ----------
          Total..................................    755,600        2,852,500
                                                  ----------       ----------
Operating loss...................................   (215,900)      (2,115,400)

Interest expense.................................     24,700             -

Net loss.........................................$  (240,600)    $ (2,115,400)
                                                   =========       ===========
     Loss per share..............................$     (0.03)    $      (0.38)
                                                  ==========      ===========
     Weighted average shares.....................  8,594,792        5,499,884
                                                  ==========      ===========




                 See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS of CASH FLOWS
                  For The Nine Month Periods Ended September 30,

                                                     2001           2000
                                                 -----------      -----------
                                                 (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)...............................        $  (240,600)     $(2,115,400)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Stock issued for services.......................         -0-        1,122,700
Depreciation and amortization...................      10,000           45,100
 (Increase) Decrease in:
Accounts receivable............................      (22,800)         (37,000)
Prepaid expense and other assets................         600           (8,100)
Inventory.......................................        -0-           (31,500)
Deposits........................................      (2,000)            -0-
Increase (Decrease) in:
 Accounts payable...............................      23,400          (57,500)
 Accrued expenses...............................     114,100          822,800
                                                 -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES...........    (117,300)        (258,900)
                                                 -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock........................        -0-           332,300
Advances from related party.....................     114,600            -0-

                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......     114,600          332,300
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH.................      (2,700)          73,400
CASH AT BEGINNING OF PERIOD.....................       3,900              900
                                                 -----------      -----------
CASH AT END OF PERIOD........................... $     1,200      $    74,300
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

Note B.  NOTES PAYABLE

The note payable an September 30,2001 of $330,000 and accrued interest thereon of $24,700 was due in May 2001. The note and accrued interest has not been paid and is in default. The holder of this note has demanded payment.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of September 30, 2001 there were 8,594,792 shares issued and outstanding.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS. Sales in the three month period in 2001 decreased $351,300 (57%) to $261,700 from $613,000 in 2000. This decrease is a result of the cancellation of three trade shows after September 11. These three trade shows generated over $200,000 in 2000. Further, two trade shows held in the third quarter of 2000 are being held in the fourth quarter of 2001.

Gross margin as a percentage of sales was 41% in 2001 compared to 59% in 2000, a decrease of 18%. This decrease is due primarily to large special orders in 2001 that required substantial design costs that could not be passed on to the customer. The Company believes that it will have additional sales to these customers in the future.

Legal, accounting and consulting costs decreased $30,200 (65%) to $16,000 in 2001 as a result of non recurring merger and acquisition costs and professional fees associated with the merger with National Paintball Supply Company, Inc. and a cancelled registration statement in 2000.

Office expenses increased $25,300 (98%) to $51,200 in 2001 as a result of increased infrastructure called for by the proposed merger with National Paintball Supply Company, Inc.

Payroll costs increased $38,800 (89%) to $87,200 in 2001 as a result of increased administrative costs and officers salaries.

Marketing costs decreased 3% to $128,200 in 2001 as a result of three cancelled and two postponed trade shows partially offset by costs associated with trade shows more geographically distant than those attended in 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS. Net sales were $1,164,100 for the nine months ended September 30 2001, an decrease of $289,200 (20%) compared to net sales of $1,453,300 for the nine months ended September 30, 2000. The de crease in sales is due to the cancellation of three trade shows in September after September 11. In 2000 these trade shows generated over $200,000 in sales. Further, two trade shows held in the third quarter of 2000 are being held in the fourth quarter of 2001.

Gross margin as a percentage of sales for the nine months ended September 30, 2001 was 46%, an decrease of 3% from the nine months ended September 30, 2000. This decrease results primarily to sales in 2001 of large special order products from large customers. The Company was not able to pass on all of its design costs of these orders but believes that it will receive future orders from these customers.

Legal, accounting and consulting costs decreased $1,851,600 during the first nine months of 2001 compared to the same period in 2000. The decrease results from non recurring merger and acquisition costs and professional fees associated with a cancelled registration statement incurred during the six months ended June 30, 2000.

Office expense decreased $46,800 or 25% in the first nine months of 2001 compared to the same period in 2000 as a result of efficiencies realized with the maturity of the Company's systems and procedures.

Payroll costs decreased $166,000 or 50% in the first nine months of 2001 compared to the first nine months of 2000 due to a more stable work force in 2001, which is more efficient and resulted in less training time for new employees. In addition, the number of administrative employees was reduced by three.

Marketing costs were about the same in 2001 as in 2000 as the increase in the number of trade shows attended in 2001 offset the cancellation of three trade shows after September 11 and the movement of three trade shows from the third quarter to the fourth quarter in 2001.


LIQUIDITY AND CAPITAL RESOURCES

At September 30 the Company had a cash and cash equivalents of $1,200, a decrease of $2,700 from $3,900 at December 31, 2000.

Cash used in operating activities was $117,300 during the nine month period ended September 30, 2001. Use of cash in operating activities consisted mainly of the net loss for the nine month period of $240,600, reduced by the increase in other current liabilities. The operating use of cash was funded through advances to the Company by its Chief Executive Officer.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During 2000, the Emerging Issues Task Force issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF 00-14 "Accounting for Certain Sales Incentives." Both of these required implementation during the second quarter of 2001. The Company does not believe the implementation of either of these pronouncements have had a material effect on its financial statements.

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

In July 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to the Company beginning January 1, 2002.


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

Date:  November 16, 2001                         By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  November 16, 2001                         By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer

Date:  November 16, 2001                         By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director

Date:   November 16, 2001                          By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director