Form 10KSB
period 2001-12-31
AMERICAN INFLATABLES INC
filed 2002-04-16
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
     PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant's revenue for the year ended December 31, 2001 was $1,181,028.

The aggregate market value of the voting and non-voting common equity held by Non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on April 11, 2002, was approximately $871,332.

As of April 11, 2002, there were 8,746,346 shares of the Registrant's Common Stock, $.001 par value per share, issued and outstanding.

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

ITEM 1.   DESCRIPTION OF BUSINESS.

American Inflatables, Inc. (the "Company" or "Inflatables") to date has operated at a loss and has negative shareholders' equity at December 31, 2001. The ability of the Company to continue is dependent upon its ability to obtain the necessary financing to continue its expansion efforts and upon future-profitable operations. There can be no assurance that the Company will be able to continue the development and manufacturing of its inflatable advertising products, and market them successfully. There is no assurance that once completed and marketed revenues from the products will be sufficient to fund the Company's operations or fund any additional development or marketing.

In October 2000, the Company and American Sports Development Group, Inc., aka National Paintball Supply Co., Inc. ("ASDG") entered into a Reorganization Agreement which provided for ASDG to acquire all of the outstanding shares of Inflatables common stock outstanding. The proposed transaction was not consummated within the time limits provided in the Reorganization Agreement and the parties expect to replace the Reorganization Agreement with a Stock Purchase Agreement. The stock purchase agreement is expected to provide for the acquisition of ASDG by the Company. If the acquisition is completed, ASDG will become a wholly-owned subsidiary of the Company. The agreement is expected to provide for the Company to issue 52,790,632 shares of its common stock in exchange for all of the outstanding common stock of ASDG, resulting in the majority shareholder of ASDG becoming the majority shareholder of the company. If the acquisition is completed, the Company's current shareholders, assuming warrants to purchase 1,320,000 Common Shares are exercised, will hold about 17 percent of the Company's then outstanding shares. As the majority shareholder of ASDG will be the majority shareholder of Inflatables after the merger, the transaction will be accounted for as a "reverse merger" and therefore ASDG will be treated as the acquiring entity. ASDG intends to continue the operations of Inflatables after the merger.

                             INFORMATION ABOUT ASDG

         ASDG was organized in 1989. Over the past eleven years, ASDG believes that it has become a leading distributor and manufacturer of paintball gaming supplies, both in terms of revenues as well as number of customers, and range of products offered.

         Paintball is considered an "extreme sport" and involves participants shooting "paintballs" at targets or other persons, generally in a competitive situation. Paintball is an international sport that is played in virtually all industrialized countries, as well as the Eastern Bloc countries and the Far East. ASDG's sales are predominately in the United States, with less than 5% of its sales coming from overseas markets.

         ASDG currently distributes more than 4,000 products used by the paintball industry. Examples of these products include paintball guns, paintballs, and safety equipment such as goggles. At December 31, 2001, ASDG had total assets of $7 million and shareholders' equity of $822,000 million. For the year ended December 31, 2001, it had total revenues of $23.5 million and net loss of $224,000.

         ASDG believes that it has the most comprehensive product line in paintball, aimed primarily at the second stage and more "advanced" player base. ASDG's primary customers are paintball fields and stores worldwide, and to a lesser extent, the mass merchant arena through certain key customers. Paintball generally does not compete in the "beginner" market, believing that many of those purchasers only use the products to a limited extent. Because of the disposable nature of paintballs and the increasing technical sophistication of the products, advanced players may spend thousands of dollars per year on the sport. These players require a level of equipment that is not typically found in a mass merchant environment, except to a limited extent among specialized sporting goods retailers.

         ASDG believes that the sport of paintball has had excellent growth over the past several years, helped in part by the sport being now being considered a mainstream extreme sport. This is evidenced by the availability of paintball products in the sporting goods department of nearly every major sporting goods chain. This has helped to expand paintball to the general public, instead of just enthusiasts. Paintball believes that the sport will continue to grow in popularity at all levels.

Products

         ASDG believes that it carries the most comprehensive line of paintball products in the business, with over 4,000 line items specifically for paintball. In addition to carrying nearly every major brand in most categories, ASDG also manufactures through exclusive arrangements with various subcontractors, nearly 300 various items, which it distributes under a variety of brand names it controls.

         Paintballs. Paintballs are made from a gelatin-encapsulated product (which are very similar to a bath oil capsules). The product is non-toxic, biodegradable, and washable. Paintballs come in a variety of colors and fills. Paintballs are produced in factories set up exclusively for their manufacture or as an ancillary product by large drug and nutritional product manufacturers. Good quality paintballs are extremely hard to manufacture due to exacting requirements expected by advanced players. A slight deviation in the roundness, thickness of the shell or fill, along with a myriad of other details, can significantly affect the accuracy and breaking characteristics of a paintball.

         Because of certain problems inherent in manufacturing paintballs (such as significant capital costs) and an extremely competitive environment among manufacturers, ASDG has chosen not to manufacture paintballs. Instead it has several brands private-labeled on its behalf. ASDG believes that it has some of the premier brands among paintballs today. They include Proball, Powerball, 98 Degrees, and Vortex. All of these brands include several different levels of product names within the overall level brand names. ASDG also distributes several other well-known brands, giving it one of the most comprehensive lineup of paintballs available in the industry.

         Paintball Markers. ASDG carries an extensive line of paintball markers (i.e. Paintball guns), including such well known names as Tippmann, Kingman, Sheridan, Worr Games, WDP, Airgun Designs and GT. Through an affiliated company, Genesis Trading, ASDG has exclusive distribution rights for the premier paintball manufacturing operation in mainland China.

         Accessory Items. ASDG carries thousands of accessory items, ranging from goggles, soft goods, after market parts, barrels and clothing. Many of these involve other manufacturers' brand name accessories, as well as many of its own brands. The accessory market accounts for nearly half of its sales and a larger portion of its profits. ASDG believes that the accessory market will continue to be of prime importance, as players continue to spend a high proportion of their paintball dollars on accessorizing their equipment.


Sales and Distribution

         ASDG has three warehouse and sales offices, which are located in Paramount, CA, Irving, TX, and the home office and operations center located in Greenville, SC. Total office and warehousing between the three locations is approximately 70,000 square feet. The majority of its sales from these locations are to existing paintball fields and stores. These range from "paintball only" stores, to hobby and hardware stores, skateboard shops, and gun shops. ASDG's sales staff, most of which, have been, or are currently, top line players, possess a significant knowledge about the sport and offer significant assistance to new dealers and fields. ASDG tends to concentrate its efforts the small to intermediate size customer, offering them competitive pricing and exceptional service that they are not likely to get from other distributors.

         ASDG also maintains three retail facilities associated with their warehouse locations and also has an investment interest in one other location. Besides servicing the local players, these retail facilities enable ASDG to get immediate customer feedback on new products and keep up-to-date on current trends. ASDG also maintains several web sites, as well as providing fulfillment functions for other third party websites. ASDG believes that its involvement in websites will be increase as paintball web sites continue to proliferate. In connection with its fulfillment functions, other website owners send their customers' orders to ASDG, and ASDG ships products directly to the customers. The customer pays full retail price (as set forth on the third party website) and the third party owner is paid an agreed upon amount.

         ASDG also believes that it is one of the leading companies in servicing the larger sporting goods retailers and has carved out an attractive niche in this end of the market. ASDG's approximate sales breakdown is as follows: Retail
- 5%; Internet - 8%; Mass Merchant - 11%; Wholesale - 76%. It is not overly dependent upon any one customer, except that The Sports Authority constitutes almost 10% of its revenues. There is no long-term agreement with this customer.

Competition

        The paintball market is extremely competitive and fragmented. Certain of the ASDG's competitors are significantly larger and have significantly greater resources than ASDG. Competitors include public companies, as well as smaller operations. ASDG estimates that there may be as many as 100 competitors that compete in one manner or another against ASDG. On the wholesale side of the business, there are two other large distributors that Paintball considers to be significant competitors. Also, manufacturers at times distribute products and are, therefore, competitive with ASDG.

        The principal competitive factors in this market are price, product range, product availability, brand name recognition and awareness, customer service, and warehouse and shipping capabilities. ASDG believes that it is competitive in each of these categories, although in many instances, it does not seek to be the "low cost provider."


COMPANY BACKGROUND

General

American Inflatables, Inc. was originally formed as GlobaLock Corporation ("Globalock") under the laws of Delaware on August 5, 1998, for the purpose of engaging in a merger or other business combination with an operating company. Globalock had no predecessors and never engaged in any business activity, other than organizational matters.

Globalock remained inactive until it merged (the "Can/Am Merger") in December 1999 with Can/Am Marketing Group, LLC, a limited liability company formed under the laws of California ("Can/Am"). Can/Am was formed in 1997 and began operations in May 1997. Globalock was the surviving company in the Can/Am Merger, and changed its name to "American Inflatables, Inc." after consummation of the transaction.

In connection with the Can/Am Merger, the directors and officers of Globalock resigned and the management of Can/Am became the management of the surviving company. Cam/Am equity holders acquired approximately 78% of the surviving company.

BUSINESS

Inflatables has continued the business of Can/Am: namely the manufacturing and marketing of inflatable blimps and other custom inflatable products. These products are typically used for advertising purposes.

Inflatables currently maintains what it believes to be one of the largest and most comprehensive inventories of custom inflatable patterns. Its products (whether floating, flying or tethered) are designed to create strong brand awareness and offer an effective low cost form of advertising.


OPERATIONS AND PRODUCTS

Inflatables designs and manufactures both hot air and cold air inflatables. Hot air Inflatables are usually filled with helium, a non-flammable gas, which floats through the air. Cold air Inflatables are usually powered by an electrical fan, providing a constant flow of air. Both styles of Inflatables can either be rooftop based or ground based.

Inflatables' inflatable products are primarily manufactured at its facility in Costa Mesa, California. Inflatables uses lightweight and durable fabrics, primarily composed of coated nylon webbing and stainless steel rivets. Inflatables believes that this makes each inflatable product easy to handle, portable, and easily installed/dismantled without special equipment. Inflatables' products range from custom inflatable designs and huge product replicas, to low cost designs such as cold air and helium filled advertising balloons, airships, `hot air balloon' rooftop displays, airborne helium balls and large flying signs.

Inflatables seeks to maintain its commitment of producing effective promotional specialties of the highest caliber in quality, durability and craftsmanship.

Inflatables' strategy is to offer the most cost-effective solutions and options in the industry. Its products are designed for rapid set-up and quick deflation/breakdown and packing. Unlike billboards, these products are reusable both indoors and outdoors. Also, helium Inflatables offer an aerial advantage with greater visibility from a great distance. Finally, the company believes that these products provide the power of billboard advertising, at a lower cost, and with greater portability and reusability. Inflatables can also be used in retail situations as a sophisticated point-of-purchase display aid.

Inflatables has approximately 500 customers that purchase products on a regular basis. A typical Inflatables' customer order ranges from $1,000 to $10,000. Inflatables' customers are concentrated as follows:

     o approximately 50% of sales have been made to customers in the auto industry,

     o approximately 20% of sales have been made to customers in the oil and gas industry, and

     o approximately 30% of sales have been made to customers in the various miscellaneous retail industries.

SALES AND MARKETING

Inflatables' products are marketed to customers as an effective medium for attracting new customers. Inflatables secures orders primarily through its in-house marketing and sales staff. Currently, Inflatables has five persons devoted to full-time marketing and sales of Inflatables' products.

Each account representative receives a 10% commission on each sales order generated by the representative. After Inflatables receives an order for the sale of its products, Inflatables' design staff works with the account representative that generated the order to develop the design. The mock up design is then submitted to the customer for approval. After the customer approves the design, Inflatables' manufacturing staff commences work on the product. For most orders, Inflatables has found that from product design to product completion, Inflatables' manufacturing process requires seven to 10 days. After completion, each product is then shipped to the customer via overnight carrier. Each product is packaged and delivered to the customer with instructions to assist the customer in erecting the product for maximum marketing impact. Customers are responsible for all installation.

COMPETITION

The inflatable advertising market is very competitive. It is a very fragmented industry, with numerous competitors manufacturing and selling several different types of products. These types of products include helium blimps, spheres and custom shapes that fly on a tether, as well as products that are ground based. These include "regular hot air shaped balloons", custom shaped cold air units and the super fan dancing Inflatables. Certain manufacturers of Inflatables focus on only one of these product types. However, Inflatables manufactures and distributes all of these general types.

The principal competitive factors in the inflatable advertising market are price, durability, quality of construction, timely delivery, and the ability to produce custom shaped products.

Inflatables believes that its prices are similar to those of its competitors, and it is not aware of any competitor that has a production cost advantage.

Quality control is a priority in the production process of Inflatables. Inflatables believes its products are of the highest quality in the industry.

A large part of Inflatables' sales are of custom or one-of-a-kind products. Therefore, Inflatables does not maintain an inventory of completed or partially completed products. As all of its products are produced to order, production planning and control are critical to meet customer delivery requirements. Inflatables' delivery schedule is generally two to four weeks, which Inflatables believes is industry norm.

Inflatables believes its custom design capability is among the best in its industry. Inflatables is not aware of any competitor that can design and produce the variety of products that it has produced.

For each of these product types, competitors range from smaller private companies to divisions of larger companies, many of which are significantly larger than Inflatables and have significantly greater resources. Inflatables estimates that no competitor has more than 10% of the overall inflatables market.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has 14 employees of whom seven employees are employed in administrative, sales, marketing and an additional seven employees who work in manufacturing and production. The Company believes it has a good relationship with its employees. None of its employees are represented by a collective bargaining agreement.

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


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Inflatables is a party of which any of it's subject, nor are there material pending legal proceedings known to Inflatables in which any director, officer or affiliate or Inflatables or any holder of %5 of more of Inflatables' outstanding stock, or any associate of any for the foregoing, is part of has interest adverse to Inflatables except as follows.

Third Party Lawsuit Against Gregg Mulholland and David Ariss in their Individual Capacities

On November 13, 2001, Universal Consultants, Inc., a Nevada corporation ("UCI"), National Financial, Inc., a Nevada corporation ("NFI"), and William Carroll, a director of each, a 50% shareholder of UCI and a 25% shareholder of NFI (collectively, the "Plaintiffs") filed suit against Gregg Mulholland, the Chief Executive Officer and Chairman of the Board of American Inflatables, and David
W. Ariss, Sr., a director of American Inflatables, solely in their individual capacities and not in their capacities as officers and directors of American Inflatables (the "Lawsuit"). The Plaintiffs also obtained a temporary protective order that generally temporarily prohibited Mr. Mulholland until December 31, 2001, from transferring any of the shares of stock of American Inflatables personally owned by Mr. Mulholland.

The Lawsuit generally arose out of two transactions involving Mr. Mulholland and American Inflatables. The first transaction involved an Option Agreement dated February 7, 2000 (the "February 2000 Option Agreement"), by and between Mr. Mulholland, American Inflatables and NFI pursuant to which Mr. Mulholland, in exchange for $250,000, sold NFI options to purchase an aggregate of 1,500,000 shares of American Inflatables stock owned by Mr. Mulholland. The proceeds of the sale of the options were paid into an existing real estate purchase escrow account for the purchase of a house in the name of Mr. Ariss (the "Ocean Vista Property"). The Ocean Vista Property has been Mr. Mulholland's personal residence since February 2000. A trust deed was also executed on the Ocean Vista Property to secure performance by Mr. Mulholland under the February 2000 Option Agreement. American Inflatables made certain representations and warranties and subjected itself to certain restrictive covenants in the February 2000 Option

Agreement. The February 2000 Option Agreement provides that (1) Mr. Mulholland could transfer his obligations by allowing Inflatables to sell to NFI the shares subject to the option upon exercise rather than selling Mr. Mulholland's own shares to NFI if NFI exercises the option and (2) Inflatables is required to register as soon as practicable the issuance of at least 1,500,000 shares of its common stock with the Securities and Exchange Commission and other applicable authorities and upon effectiveness of the registration statement, Mr. Mulholland will cause Inflatables to issue either options to purchase 1,500,000 shares of its stock or warrants to acquire such shares to NFI transferring from Mr. Mulholland the obligation to sell his personal shares upon exercise of the option. In May 2000 Mr. Mulholland transferred 250,000 of his personal shares without any additional compensation from the Plaintiffs in partial satisfaction of this obligation. On May 8, 2000 Inflatables sold 350,000 shares of its common stock to third party transferees of the NFI stock option for $250,000 cash, and on September 20, 2000, Inflatables sold 1,000,000 shares of its stock to third party transferees of the NFI stock option, for the sum of $250,000, paid by promissory notes at six percent [6%] per annum interest, due and payable in full at the earlier of September 30, 2003 or earlier upon sale of the shares by those third parties. No other sales or transfers of Inflatables stock have occurred in connection with the option agreement.

Mr. Mulholland believed that the transfer of 250,000 personally owned shares of Inflatables common stock to NFI, the purchase from Inflatables of 350,000 shares of Inflatables common stock from Inflatables for $250,000 cash by third party trasferees of the NFI stock option, and the purchase from Inflatables of one million shares of Inflatables common stock for notes receivable of $250,000 by third party trasferees of the NFI stock option had satisfied his and Inflatables' obligation under the NFI stock option agreement.

The second transaction comprising the basis for the suit involved a December 12, 2000 note for $330,000 from American Inflatables to UCI (the "UCI Note") that matured on March 12, 2001 and has yet to be paid. Interest of $44,000 has accrued as of March 31, 2002. The UCI Note is secured by all of the real and personal property of American Inflatables pursuant to a security agreement (the "UCI Security Agreement"). The UCI Note and the UCI Security Agreement are personally guaranteed by Mr. Mulholland. In connection with the UCI Note, American Inflatables also issued a warrant to UCI for the purchase of up to 1,320,000 shares of American Inflatables' stock for $0.25 per share exercisable at any time from the date of issuance to December 31, 2003 (the "UCI Warrant"). This transaction is collectively referred to hereafter as the "December 2000 Loan."

The Lawsuit involved causes of action based on (1) breach of contract, fraud, breach of covenant of good faith and fair dealing, quiet title, constructive trust, and constructive trust - fraud in connection with the February 2000 Option Agreement, (2) breach of contract and fraud with respect to the December 2000 Loan and (3) breach of fiduciary duty and indemnification. The Plaintiffs sought actual damages, damages for emotional distress, indemnification damages and legal costs, punitive damages of $1,000,000 from each defendant plus treble damages, prejudgment attachment and other provisional equitable relief, quiet title and constructive trust, reasonable attorneys' fees, costs and such other relief as the court may deem necessary and proper.

The company believes that all claims under the Lawsuit were settled on December 31, 2001 pursuant to a settlement agreement filed with and approved by the court (the "Settlement Agreement"). Set forth below is a summary of certain significant provisions of the agreement contained in the Settlement Agreement and related documents.

Mr. Mulholland agreed to assume liability for and secure the payment of the principal and interest on the UCI Note with all of his own personal shares of American Inflatables, which will be held in an escrow until paid. The escrow permits Mr. Mulholland to continue to vote all of his personally-owned shares while they are in escrow. Claims related to the February 2000 Option Agreement were settled by Mr. Mulholland's agreement to transfer to NFI 1,250,000 of his personally owned shares through the escrow arrangement. The trust deed on the Ocean Vista Property was amended to secure Mr. Mulholland's and Mr. Ariss' performance under the Settlement Agreement.

Under the Settlement Agreement, American Inflatables was afforded by UCI, NFI and Carroll a full released from any and all liabilities, other than the warrant agreement including but not limited to any further obligations under the February 2000 Option Agreement, the UCI Note and the UCI Security Agreement once each of the following contingencies would occur, all of which have in fact occurred: (1) all settlement implementation documents have been executed, (2) the temporary protective order is replaced with a permanent protective order enforcing the terms of the settlement with Mr. Mulholland and Mr. Ariss in their purely individual capacities, (3) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to comply with his obligations under the Settlement Agreement, and (4) the amended second trust deed on the Ocean Vista Property is recorded. All of these events have occurred. This release will become void and of no effect if either ASDG or American Inflatables voids or prevents any part of the settlement or if either Mr. Mulholland or Mr. Ariss breaches or fails to perform any part of the settlement at the behest of ASDG or American Inflatables; however, this condition to the release will be vacated and waived by UCI, NFI and Carroll, the company expects that and the above-described release of Inflatables will be total and unconditional once the Share Exchange Agreement between ASDG and Inflatables is fully consummated and

The Settlement Agreement provides that the Plaintiffs will permanently release Mr. Mulholland and Mr. Ariss from all claims by the Plaintiffs once (1) Mr. Mulholland and Mr. Ariss have timely performed all of their obligations under the Settlement Agreement and any incorporated agreements, the Share Exchange Agreement, the permanent protective order and the escrow arrangement, without any material breaches or failures to perform during the terms of those agreements and orders, and (2) the Plaintiffs have certified to the escrow officer that these conditions have been satisfied and the escrow has been closed.

Mr. Mulholland and Mr. Ariss executed a confession to judgment against themselves personally, which will be held in abeyance pending full performance under the Settlement Agreement, and once the latter occurs, will be voided.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were put forth to the shareholders for approval.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Inflatables common stock is traded on the Over-The-Counter Bulletin Board (the "OTC-BB") under the market symbol "BLMP". On December 28, 1999, common stock began trading on the OTC-BB under the market symbol "GLLK." Prior to December 28, 1999, there was no public market for Inflatables' common stock. Since its commencement of trading, there has not been a firmly established public trading market for the Inflatables' common stock. As a result, prices reported for the common stock reflect the relative lack of liquidity and may not be reliable indicators of market value.

The following table sets forth, for the periods indicated, the high and low bid prices for Inflatables' common stock as reported by National Daily Quotation Service. The prices given may represent quotations between dealers, which do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                    Common Stock
     Calendar Year                                 High       Low
     ------------                                  ----      ----
     2000
       First Quarter ---------------------------  $5.25      $4.00
       Second Quarter --------------------------   3.13       1.13
       Third Quarter ---------------------------   1.13       0.38
       Fourth Quarter --------------------------   0.85       0.44
     2001
       First Quarter ---------------------------  $1.00      $.4375
       Second Quarter --------------------------   .5625      .33
       Third Quarter ---------------------------   .47        .12
       Fourth Quarter --------------------------   .52        .08


On April 11, 2002, the closing price of the Company's common stock on the OTC-BB Market was $ 0.20 per share. The Company has approximately 200 holders of record of its common stock and estimates that it has approximately 300 beneficial holders.


DIVIDEND POLICY

The Company has paid no cash dividends to date. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

CHANGES IN SECURITIES

During the year ended December 31, 2001 the Company issued the following securities:

     In the first quarter of 2001, the Company sold 26,548 shares of its Common stock pursuant to a private offering at $.37 2/3 per share. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     In the fourth quarter of 2001, the Company sold 125,000 shares of its common stock pursuant to a private offering at $.25 per share. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.


During the year ended December 31, 2000 the company issued the following securities:

     In the first quarter of 2000, the Company sold 132,500 of its common shares pursuant to a private offering at $1.00 per share. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     In the second quarter of 2000, the Company:

     o Issued 120,000 shares of its common stock to an officer for compensation of $103,000. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 50,000 shares of its common stock to a director for fees valued at $76,800. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 175,000 shares of its common stock for investor relations services valued at $175,000. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 400,000 shares of its common stock pursuant to a Registration Statement on form S-8 re for merger and acquisition services valued at $700,000.

     o Sold 350,000 shares of its common stock and warrants to purchase one million shares of its common stock at $0.25 per share for total consideration of $250,000, pursuant to a private offering. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 163,500 shares of its common stock upon conversion of a note payable of $150,000 and accrued interest of $13,500. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     In the third quarter of 2000, the Company:

     o Issued 163,500 shares of its common stock upon conversion of a note payable of $150,000 and accrued interest of $13,500. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 45,000 shares of its common stock pursuant to a Registration Statement on form S-8 for legal services valued at $36,000 and accounting services valued at $18,000.

     o Issued 37,000 shares of its common stock for financial and accounting services valued at $25,088. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 116,425 shares of its common stock in cancellation of liabilities totaling $76,300. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 100,000 shares of its common stock for financial and accounting services valued at $26,000. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     In the fourth quarter of 2000, the Company:

     o Issued one million of its common shares upon exercise of warrants. The proceeds of $250,000 are in the form of a note receivable. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 1,053,984 shares of its common stock to an officer for compensation of $410,000. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Sold 146,016 of its common shares for cash of $45,000, pursuant to a private offering. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued warrants to purchase 1,320,000 common shares as $.25 per share, pursuant to a private offering. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to section 4(2) of the Securities Act.

During the year ended December 31, 1999 the Company issued the following securities:

     In the fourth quarter of 1999, the Company:

     o Issued 3,050,000 shares of its common stock pursuant to the reverse merger transaction with Can Am Marketing LLC. The shares were restricted within the provisions of Rule 144 and were exempt from registration pursuant to Section 4(2) of the Securities Act.

     o Issued 518,000 shares of its common stock upon conversion of notes payable issued in a private placement. The shares were restricted within the provisions of 144 and were exempt from registration pursuant to Section 4(2) of the Securities Act.


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


RESULTS OF OPERATIONS.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

Net sales were $1,181,028 in fiscal 2001, a decrease of $297,272 or 20.1% compared to net sales of $1,478,300 for fiscal 2000. The Company generates substantially all of its sales through participation at various industry trade shows. The terrorist events of September 11 2001 resulted in the cancellation of three trade shows the Company was scheduled to attend in September and October. Further, attendance and therefore sales, at trade shows attended by the Company after September 11 were substantially lower than in 2000. In addition, several trade shows attended in 2000 were not attended in 2001 as the sales generated at the 2000 shows did not justify the cost of attendance in 2001.

Gross profit was $527,663 in 2001 as compared to $521,800 for fiscal 2000. Gross profit as a percentage of sales was 44.7% for 2001 compared to 35% for 2000. Improved production efficiencies were the primary cause for the increase in gross profit as a percentage of sales.

Selling expenses were $569,219 in 2001 compared to $736,700 in 2000, an decrease of $167,481 or 22.7%. During 2001 the company decreased its trade show presence as a result of trade show cancellations following September 11, 2001 and non productive trade shows attended in prior year described above.

General and administrative expenses decreased $1,363,806 (66.4%) to $690,194 in 2001 compared to 2000. This decrease is a result of merger and acquisition fees ($700,000), investor relation fees ($175,000), director's fees ($76,800) and officer's bonus ($103,000) paid through the issuance of shares of common stock in 2000. There were no comparable costs in 2001.

Interest expense was $62,437 in 2001 compared to $347,100 in 2000. This decrease is a result of the value of the warrants issued in connection with a note payable issued in December 2000 recorded as interest expense in 2000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

Net sales were $1,478,300 in 2000, an increase of $444,200 or 43% compared to net sales of $1,034,100 for 1999. The increase in sales is due to the Company substantially increasing its customer base.

Gross profit as a percentage of sales in fiscal 2000 was 35%, compared to 61% for fiscal 1999. The $521,800 gross profit for fiscal 2000 compares to $629,100 for fiscal 1999. During 2000, the Company expanded its sales of helium filled and remote control inflatables. These products required non recurring start up and design inefficiencies. In addition, the use of radio control capabilities on helium products resulted in rework and design modifications to accommodate the increased weight.

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

The Company's interest expense was $347,100 in fiscal 2000 and $43,700 in fiscal 1999. The increase in interest expense during fiscal 2000 compared to fiscal 1999 is due to the interest cost reflected as a result of the value assigned to warrants issued in 2000. In connection with the $330,000 short-term note payable the Company issued warrants to purchase 1,320,000 shares of its common stock at $0.25 per share. The warrants may be exercised in whole or part at any time and expire December 31, 2003. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", The Company determined the value of these warrants using The Black-Scholes Option Model, which values warrants based on the stock price at the warrant issue date, the life of the warrant, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the warrant. The resulting value of the warrants was greater than the total proceeds, and there fore the warrants are recorded at the face value of the related notes payable. As the warrants can be exercised immediately, the resulting debt discount of $330,000 has been recorded as interest expense during the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of December 31, 2001, the Company had limited cash and/or cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company generates substantially all of its sales through its participation at various industry trade shows. The terrorist events of September 11, 2001 resulted in the cancellation of three trade shows the Company was scheduled to attend in September and October. Further, attendance at trade shows after September 11, 2001 were substantially lower than 2000. The Company believes that it may not have sufficient cash resources to fund its operations through fiscal 2002. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company is in the process of merging with ASDG. The Company believes that ASDG has the ability to and will provide the necessary liquidity to the Company after the merger is completed.

SELECTED FINANCIAL DATA.

The following financial data was prepared in accordance with the basis of presentation discussed in Note 11 to the Financial Statements. No dividends have been paid on the Company's common stock.


                           American Inflatables, Inc.
                             Statement of Operations
                     For the period ending December 31, 2001


Revenues..............................       $ 1,181,028
  Net income (loss)...................       $  (794,187)
  Net Loss per common share:
    Basic and diluted.................       $     (0.09)
    Total assets......................       $   178,418
                                             ===========

RECENT ACCOUNTING PRONOUNCEMENTS

During 2000, the Emerging Issues Task Force issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF 00-14 "Accounting for Certain Sales Incentives." Both of these require implementation during the second quarter of 2001. The implementation of neither of these pronouncements had a material effect on Inflatables' financial statements.

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


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of American Inflatables, Inc. appear on pages F-1 to F-17.




                           AMERICAN INFLATABLES, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                Table of Contents

                                                                         Page
                                                                        -----
Independent Auditors' Report                                             F-2

FINANCIAL STATEMENTS:

     Balance Sheets as of December 31, 2001 and 2000                     F-3

     Statements of Operations for the years ended December 31, 2001
      and 2000                                                           F-4

     Statements of Stockholders' Equity (Deficit) for the years
      ended December 31, 2001 and 2000                                   F-5

     Statements of Cash Flows for the years ended December 31, 2001
      and 2000                                                           F-7

     Notes to Financial Statements                                       F-8

                           AMERICAN INFLATABLES, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMERICAN INFLATABLES, INC.

We have audited the accompanying balance sheet of American Inflatables, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of American Inflatables, Inc. as of December 31, 2000, were audited by other auditors whose report dated April 25, 2001, on those statements included an explanatory paragraph that described the substantial doubt as to the Company's ability to continue as a going concern discussed in Note 1 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of American Inflatables, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Merdinger, Fruchter, Rosen & Corso, P.C.
--------------------------------------------
MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
Certified Public Accountants

New York, New York
January 25, 2002

                                AMERICAN INFLATABLES, INC.
                                      BALANCE SHEETS

                                                                    December 31,
                                                             -----------------------------
                                                                  2001            2000
                                                             ------------    -------------
        ASSETS
Current assets
   Cash                                                      $          -    $       3,900
   Inventory                                                       27,855           10,800
   Prepaid expenses                                                62,370           50,400
                                                             ------------    -------------
      Total current assets                                         90,225           65,100

   Property and equipment, net of accumulated
     depreciation of $81,044 and $52,100                           81,547          110,500

   Other assets                                                     6,646           13,400
                                                             ------------    -------------
TOTAL ASSETS                                                 $    178,418    $     189,000
                                                             ============    =============

       LIABILITIES AND STOCKHOLDERS' DEFICT
Current liabilities
   Cash overdraft                                            $      4,792    $           -
   Note payable                                                   330,000          330,000
   Payroll taxes payable                                          297,446          162,300
   Sales tax payable                                                8,363                -
   Accrued salary - stockholder                                   150,000                -
   Accounts payable and accrued expenses                          233,472           83,800
   Advance from stockholder                                       250,865           43,600
   Customer deposits                                               87,255                -
                                                             ------------    -------------
      Total current liabilities                                 1,362,193          619,700
                                                             ------------    -------------
Commitments and Contingencies                                           -                -

Stockholders' deficit
   Preferred stock, $0.001 par value; 100,000 shares
    authorized; no shares issued and outstanding                        -                -
   Common stock, $0.01 par value; 20,000,000 shares
    authorized; 8,746,346 and 8,594,798 shares issued
    and outstanding                                                87,463           85,948
   Additional paid-in capital                                   3,193,749        3,154,152
   Notes receivable for common stock                           (  250,000)      (  250,000)
   Accumulated deficit                                         (4,214,987)      (3,420,800)
                                                             ------------    -------------
      Total stockholders' deficit                              (1,183,775)      (  430,700)
                                                             ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    178,418    $     189,000
                                                             ============    =============

The accompanying notes are an integral part of these financial statements.

                                AMERICAN INFLATABLES, INC.
                                 STATEMENTS OF OPERATIONS



                                                     For the Year Ending
                                                        December 31,
                                            ----------------------------------
                                                  2001               2000
                                            --------------     --------------

Sales                                       $    1,181,028     $    1,478,300

Cost of sales                                      653,365            956,500
                                            --------------     --------------

Gross profit                                       527,663            521,800
                                            --------------     --------------

Selling expense                                    569,219            736,700
General and administrative expense                 690,194          2,054,000
                                            --------------     --------------
                                                 1,259,413          2,790,700
                                            --------------     --------------

Loss from operations                              (731,750)        (2,268,900)

Interest expense                                    62,437            347,100
                                            --------------     --------------

Net loss                                    $     (794,187)    $   (2,616,000)
                                            ==============     ==============

Net loss per share - basic and diluted      $     (   0.09)    $      (  0.42)
                                            ==============     ==============

Weighted average shares outstanding              8,670,572          6,183,928
                                            ==============     ==============















The accompanying notes are an integral part of these financial statements.


                                AMERICAN INFLATABLES, INC.
                            STATEMENT OF STOCKHOLDERS' DEFICIT

                                         Common Stock         Additional
                                   -----------------------      Paid-in       Note        Accumulated
                                   Shares           Amount      Capital     Receivable      Deficit           Total
                                   ---------     ---------    -----------   ----------   -------------    ------------
Balance, January 1, 2000           4,568,421     $  45,684    $   213,316   $        -   $ (   804,800)   $ (  545,800)

Shares issued for convertible
  convertible debt                   327,000         3,270        323,730            -               -         327,000

Shares issued for accrued
  salary                           1,053,984        10,540        399,460            -               -         410,000

Shares issued in cancellation
  of debt                            116,425         1,164         75,236            -               -          76,400

Shares issued for services           757,000         7,570        972,930            -               -         980,500

Shares and warrants issued
  for cash                           350,000         3,500        246,500            -               -         250,000

Shares issued upon exercise of
  warrants for note receivable     1,000,000        10,000        240,000     (250,000)              -               -

Shares issued for cash               132,500         1,325        131,175            -               -         132,500

Shares issued for directors' fees     50,000           500         76,200            -               -          76,700

Shares issued to officer for
  salary and bonus                   120,000         1,200        101,800            -               -         103,000

Conversion benefit of
  notes payable                            -             -        330,000            -               -         330,000

Shares issued for cash               119,468         1,195         43,805            -               -          45,000

Net loss                                   -             -              -            -      (2,616,000)     (2,616,000)
                                   ---------     ---------    -----------   ----------   -------------    ------------
Balance, December 31, 2000         8,594,798        85,948      3,154,152     (250,000)     (3,420,800)     (  430,700)

Shares issued for cash               151,548         1,515         39,597            -               -          41,112

Net loss                                   -             -              -            -      (  794,187)     (  794,187)
                                   ---------     ---------    -----------   ----------   -------------    ------------
Balance, December 31, 2001         8,746,346     $  87,463    $ 3,193,749   $ (250,000)  $  (4,214,987)   $ (1,183,775)
                                   =========     =========    ===========   ==========   =============    ============


The accompanying notes are an integral part of these financial statements.

                                AMERICAN INFLATABLES, INC.
                                 STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31,

                                                        2001           2000
                                                    ------------   ------------
Cash flows from operating activities:
   Net loss                                         $   (794,187)  $ (2,616,000)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                     28,953         23,800
        Stock-based compensation                               -      1,650,600
        Beneficial conversion feature                          -        330,000
   Changes in assets and liabilities:
        Inventory                                       ( 17,055)        48,800
        Prepaid expenses                                ( 11,970)         2,900
        Other assets                                       6,754     (    6,400)
        Payroll taxes payable                            135,146     (  127,200)
        Sales tax payable                                  8,363              -
        Accrued salary - stockholders                    150,000              -
        Accounts payable and accrued expenses            149,672     (   78,200)
        Customer deposits                                 87,255              -
                                                    ------------   ------------

Net cash used in operating activities                   (257,069)    (  771,700)
                                                    ------------   ------------
Cash flows from investing activities:
   Purchase of fixed assets                                    -     (   26,400)
                                                    ------------   ------------

Cash flows from financing activities:
   Cash overdraft                                          4,792              -
   Sale of common stock                                   41,112        427,500
   Proceeds from notes payable                                 -        330,000
   Advances from stockholder                             207,265         43,600
                                                    ------------   ------------

Net cash provided by financing activities                253,169        801,100
                                                    ------------   ------------

Net (decrease) increase in cash                         (  3,900)         3,000

Cash - January 1                                           3,900            900
                                                    ------------   ------------
Cash - December 31                                  $          -   $      3,900
                                                    ============   ============
Cash payments for:
   Income taxes                                     $          -   $          -
                                                    ============   ============
   Interest                                         $          -   $          -
                                                    ============   ============




The accompanying notes are an integral part of these financial statements.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Line of Business
          ---------------------------------
          American Inflatables, Inc. (the "Company"), a Delaware Corporation, manufactures and markets alternative advertising products such as inflatable blimps and other custom inflatable products. It operates from facilities located in Costa Mesa, California.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all cash balances and highly liquid investments having original maturities of three months or less to be cash equivalents.

          Accounts Receivable
          -------------------
          The Company sells virtually all its products COD or prepaid.

          Inventory
          ---------
          Raw materials are valued at the lower of cost (first-in, first-out) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, are recorded at cost but not in excess of net realizable value. The Company produces its products to specific customer orders and, therefore, does not have an inventory of finished goods.

          Property and Equipment
          ----------------------
          Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three years for computer software to seven years for equipment. Leasehold improvements are amortized on a straight-line basis over ten years.

          Revenue and Expense Recognition
          -------------------------------
          Revenue from product sales is generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven to ten days. Revenue is recognized when the product is shipped by the Company to the client, and includes shipping costs billed to the customer. Shipping and handling costs incurred by the Company are included in cost of sales.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Advertising
          -----------
          The Company follows the policy of charging the costs of advertising to expense as incurred. The Company's significant advertising expenses are tradeshow costs. The Company has produced several products for display at trade shows. These products are not for sale and the Company depreciates the tradeshow blimps over their estimated lives of 60 months.

          Income Taxes
          ------------
          Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts and the tax rates in effect in the years in which the differences are expected to reverse.

          Fair Value of Financial Instruments
          -----------------------------------
          The carrying value of cash and cash equivalents, accounts payable and accrued expenses, taxes payable, shareholder advances and customer deposits approximates fair value due to the relatively short maturity of these instruments. The amount shown for note payable approximates fair value since the interest rates are at current rates.

          Long-Lived Assets
          -----------------
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during each period. Actual results could differ from those estimates.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings Per Share
          ------------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

          The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2001, the Company had 1,320,000 potentially dilutive securities outstanding.

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At December 31, 2001 and 2000, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

          Stock-Based Compensation
          ------------------------
          SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a fair value method of accounting for stock-based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. The Company adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments issued is used to account for the payment of services rendered. The cost of stock based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 -  INVENTORY

          Inventory as of December 31, 2001 and 2000, by major classification, was as follows:

                                                      2001            2000
                                                 ------------     -----------
                 Work in process                 $      1,818     $         -
                 Raw materials                         26,037          10,800
                                                 ------------     -----------
                                                 $     27,855     $    10,800
                                                 ============     ===========


NOTE 3 -  PREPAID EXPENSES

          The Company markets its products by attending trade shows. To secure strategic locations and favorable rates, a deposit is required to be placed in excess of nine months prior to the show. Accordingly, the Company has $39,645 and $50,400 in trade show deposits as of December 31, 2001 and 2000, respectively, which are classified as prepaid expenses. These amounts are expensed in the period of the trade show. The Company has also prepaid costs and commissions aggregating $22,725 at December 31, 2001.


NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is summarized as follows at December 31:

                                                     2001              2000
                                                 ------------     -----------
               Machinery                         $     29,633     $    29,600
               Leasehold improvements                  74,287          74,300
               Computer and software                   19,468          19,500
               Furniture and fixtures                  10,528          10,500
               Trade show blimps                       28,675          28,700
                                                 ------------     -----------
                                                      162,591         162,600
               Less: Accumulated Depreciation        ( 81,044)       ( 52,100)
                                                 ------------     -----------
               Property and Equipment, net       $     81,547     $   110,500
                                                 ============     ===========

               Depreciation expense for the years ended December 31, 2001 and 2000 was $28,953 and $23,800, respectively.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5 -  NOTE PAYABLE

          On December 12, 2000, the Company issued a promissory note in the amount of $330,000 for cash. The note bears interest at 10% per year and was due on March 12, 2001. The note has not been paid. The note is secured by all of the Company's real and personal property. The Company's president has personally guaranteed the loan (see Note 10).

          In connection with this note, the Company also issued warrants to purchase 1,320,000 shares of its common stock (see Note 9).

NOTE 6 -  TAXES PAYABLE

          The Company is deficient in its payments of federal withholding and employment taxes.

          Additionally, the Company has not filed returns or paid sales taxes for the year 2001.


NOTE 7 -  RELATED PARTY TRANSACTIONS

          As of December 31, 2001 and 2000, the Company owed the Company's principal stockholder (and president) $250,865 and $43,600. The stockholder advanced these funds throughout the year to meet working capital needs of the Company. These advances are due on demand and are unsecured. Additionally, the Company has not accrued interest on these advances as the stockholder has waived any demand for such interest

          The same shareholder personally guarantees the lease on the Company's facility, as well as the $330,000 short-term note payable.

          During the year ended December 31, 2000, the Company issued shares of its common stock to its officers and directors as compensation, as described in Note 8.


NOTE 8 -  COMMON STOCK

          The Company has 100,000 authorized shares of $0.001 par value preferred shares. As of December 31, 2001 and 2000, there were no preferred shares issued and outstanding.

          The Company has authorized 20,000,000 shares of $0.01 par value common stock. As of December 31, 2001 and 2000, there were 8,746,346 and 8,594,798 shares issued and outstanding, respectively.

          During the year ended December 31, 2001, the Company sold 151,548 shares of common stock for $41,112.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 -  COMMON STOCK (Continued)

          During the year ended December 31, 2000, the Company issued shares of its common stock to officers, directors and consultants in payment of compensation, fees and services rendered. The shares issued have been recorded at their fair market value at the date of issue and the related expenses have been amortized over the periods the services are provided. There are no vesting or other restrictions placed on these shares by the Company. Fair market value was determined by using the amount of the fee for services and comparing this to the closing bid price of the Company's shares on the date of the transactions for issuances pursuant to From S-8 Registrations Statements. Fair market value for other issuances was determined by comparing the amount of accrued and unpaid salary and directors fees or the fee for services to closing bid prices, recent sales of restricted stock by the Company, and a comparison of sales prices and closing bid prices for sales of stock to others.

          Shares issued to officers, directors and consultants during the year ended December 31, 2000 is as follows:

                                              Number    Value per
           Description                      of Shares      Share        Value
           -----------                      ---------   ----------   ----------
           Officer and director                70,000   $ 0.375 (1)  $   26,300
           Officer and director                50,000     1.534 (1)      76,700
           Director                            50,000     1.534 (1)      76,700
           Officer and director             1,053,984     0.389 (1)     410,000
           Investor relations services        175,000     1.000 (3)     175,000
           Merger and acquisition services    400,000     1.750 (2)     700,000
           Legal services                      30,000     1.200 (2)      36,000
           Accounting services                 15,000     1.200 (2)      18,000
           Accounting services                 37,000     0.678 (3)      25,100
           Financial consulting services      100,000     0.200 (3)      26,000

          (1)  Closing bid price on date issued
          (2) Closing bid price on date issued, subject to Registration of Form S-8
          (3) Restricted shares issued to settle amount agreed upon for services rendered

          The total value of these shares was charged to expense during the year ended December 31, 2000.

          During the year ended December 31, 2000, the Company sold in a private placement 350,000 shares of its common stock and warrants to purchase one million shares of its common stock at $0.25 per share. The proceeds of this transaction were $250,000. The warrant holders exercised the warrants during 2000. The Company received notes receivable totaling $250,000 in payment for the 1 million shares of its common stock. The notes bear interest at 8% and are due in 2003. The shares issued for these notes are the sole collateral of these notes. The Company has classified these notes receivable as a reduction of shareholders' equity.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 -  WARRANTS

          In connection with the $330,000 short-term note payable described in
          Note 5, the Company issued warrants to purchase 1,320,000 shares of its common stock at $0.25 per share. The warrants may be exercised in whole or part at any time and expire December 31, 2003.

          The Company determined the value of these warrants using the Black-Scholes option model, an estimated volatility of 172%, an expected dividend made of -0-% and an interest rate of 5.42%.

          The resulting value of the warrants was greater than the total proceeds and, therefore, the warrants are recorded at face value of the related note payable. As the warrants can be exercised immediately, the resulting debt discount of $330,000 has been recorded as interest expense during the year ended December 31, 2000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          Employment Agreements
          ---------------------
          The Company has entered into an employment agreement with its president, expiring January 20, 2005. The agreement provides for an annual salary of $150,000, plus 5% of sales in excess of $1.5 million.

          The Company has entered into an employment agreement with its chief operating officer, expiring December 31, 2003. The base salary is renegotiated each year. Base salary for 2002 is $70,000.

          Each of the above agreements shall automatically renew for successive one year terms unless either party gives the other notice to terminate at least 15 days prior to expiration of the current term.

          Insurance
          ---------
          The Company maintained no insurance coverage during 2001. The Company has secured a workers compensation insurance policy during 2002.

          Lease Commitments
          -----------------
          The Company occupies its premises pursuant to leases expiring May 31, 2002. The total monthly rental is $6,515.

          Settlement Agreement
          --------------------
          The Company's president (Gregg Mulholland) and the holder of the promissory note described in Note 5 have reached a settlement agreement. Mr. Mulholland will secure the payment of the note and interest with all of his personal shares, which will be held in escrow until paid. The holder will retain the right to exercise the warrant issued in connection with the note, and if it exercises the warrant, the principal amount of the note will be reduced by the amount of the exercise price to be paid (100% of the principal amount of the note if the warrant is exercised in full).

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

          Settlement Agreement (continued)
          --------------------------------
          The Company is being released of any obligation for the accrued interest on the note, which will be paid by Mr. Mulholland, and if the holder does not exercise the warrant, the Company will be released of any obligation for the principal amount of the note, which will also be paid by Mr. Mulholland. The settlement also provides for the security interest in the Company's property to be released, effective when Mr. Mulholland's shares have been delivered to the escrow.

          On February 7, 2000, Mr. Mulholland sold to National Financial, Inc. ("NFI") options to purchase an aggregate of 1,500,000 shares of the Company's stock owned by Mr. Mulholland for $250,000 (the "Option Agreement"). The option agreement gave NFI options to purchase 1,000,000 shares of Company stock from Mr. Mulholland for $1.00 per share and 500,000 shares for $2.00 per share. The proceeds of the sale of the options were paid into an existing real estate purchase escrow account for the purchase of a house in the name of Mr. Ariss, a director of the Company (the "Ocean Vista Property"). A Trust Deed was also executed on the Ocean Vista Property to secure performance by Mr. Mulholland under the Option Agreement, and Mr. Mulholland agreed to indemnify NFI for any breach by Mr. Mulholland of his obligations under the option agreement. Mr. Mulholland caused the Company to be a party to the option agreement, in connection with which the Company made certain representations and warranties and subjected itself to certain restrictive covenants (such as but not limited to covenants not to sell or transfer any assets other than in the ordinary course of business, not to issue any additional stock or cause dilution of existing stock, not to incur further debt and to indemnify NFI for any breach by Mr. Mulholland of his obligations under the Option Agreement). Subsequent to the execution of the option agreement, the Company issued 1,053,984 additional shares of its stock to Mr. Mulholland.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

          Settlement Agreement (continued)
          -------------------------------
          Mr. Mulholland, Mr. Ariss and NFI's counsel have informed the Company that the Option Agreement and Ocean Vista Property claims of NFI have been settled in consideration for 1,250,000 of Mr. Mulholland's personally owned shares, which shall be transferred to NFI via the escrow, which in turn will permit Mr. Mulholland to continue to vote all of his personally owned shares until the shares are distributed in accordance with the settlement agreement. The Trust Deed on the Ocean Vista Property will be amended. In addition, Mr. Mulholland will be released by NFI from any further obligations under the Option Agreement, and the amended Trust Deed on the Ocean Vista Property will be canceled, once (1) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to effect compliance with his obligations under both the settlement of the $330,000 Note claim and the settlement of the Option Agreement and Ocean Vista Property claims and (2) the balance of the settlement and close of the escrow has been completed, including final and completed distribution of the shares between the parties and Mulholland in accordance with the settlement agreement. Pending full performance, Mr. Mulholland and Mr. Ariss will also execute a confession to judgment against themselves personally, which will be held in abeyance pending full performance under the settlement, and once the latter occurs, will be voided.

          Though not addressed in the statement of material terms of the settlement, Mr. Mulholland, Mr. Ariss and NFI's counsel have informed the Company that the Company will be released from any further obligations under the Option Agreement once (1) all settlement implementation documents have been executed, (2) the modified temporary protective order is filed, and (3) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to comply with his obligations under the settlement of the $330,000 Note claim and the Option Agreement and Ocean Vista Property claims. Mr. Mulholland will bear full personal responsibility for all legal costs and damages for NFI and UCI which are agreed to or might be ordered.

          The Company believes that the net effect of the settlement will be to reduce the financial obligations of the Company with Mr. Mulholland personally assuming the released obligations.

          An express covenant and condition of the above settlement agreement is that Mr. Mulholland and Mr. Ariss will timely and fully comply with the stock purchase agreement described in Note 13. Any material breach of the stock purchase agreement or failure to make best efforts to consummate the stock purchase agreement will be deemed a material breach of the settlement agreement.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11 -    GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring operating losses, has a working capital deficit of $1,271,968 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has reached an agreement to acquire an operating company through a reverse acquisition. The acquisition is expected to occur in 2002.

NOTE 12 - INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                        December 31,
                                                 -----------------------
                                                    2001          2000
                                                 ----------     ---------
            Current Tax Expense
              U.S. Federal                       $        -     $       -
              State and Local                             -             -
                                                 ----------     ---------
            Total Current                                 -             -
                                                 ==========     =========

            Deferred Tax Expense
              U.S. Federal                       $        -     $       -
              State and Local                             -             -
                                                 ----------     ---------
            Total Deferred                                -             -
                                                 ==========     =========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                       December 31,
                                                 -----------------------
                                                    2001          2000
                                                 ----------     ---------
            Federal Income Tax Rate              (   34.0)%     (  34.0)%
            Effect of Valuation Allowance            34.0%         34.0%
                                                 ----------     ---------
            Effective Income Tax Rate                 0.0%          0.0%
                                                 ==========     =========

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - INCOME TAXES (Continued)

          Because of the current uncertainty of realizing the benefit of the carry-forwards of net operating losses, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period. Utilization of net operating loss carry-forwards is subject to IRC Section 382, Change of Control Limitations.


NOTE 13 - BUSINESS COMBINATION

          In October 2000, the company and American Sports Development Group, Inc., aka National Paintball Supply Co., Inc. ("ASDG") entered into a Reorganization Agreement which provided for ASDG to acquire all of the outstanding shares of Inflatables common stock outstanding. The proposed transaction was not consummated within the time limits provided in the Reorganization Agreement and the parties expect to replace the Reorganization Agreement with a Stock Purchase Agreement. The stock purchase agreement is expected to provide for the acquisition of ASDG by the Company. If the acquisition is completed, ASDG will become a wholly- owned subsidiary of the Company. The agreement is expected to provide for the Company to issue 52,790,632 shares of its common stock in exchange for all of the outstanding common stock of ASDG, resulting in the majority shareholder of ASDG becoming the majority shareholder of the company. If the acquisition is completed, the Company's current shareholders, assuming warrants to purchase 1,320,000 Common Shares are exercised, will hold about 17 percent of the Company's then outstanding shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 2001 the company engaged Merdinger, Fruchter, Rosen & Corso, P.C. the auditors of ASDG as its independent auditors.

There have been no disagreements with the Company's prior accountants on any accounting or financial disclosure matters during fiscal 2001 and 2000.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

  Name                        Age          Title
  ----------------          ------        ----------------------------------
  Gregg Mulholland             32         Chairman of the Board,
                                          Chief Executive Officer

  Jeffrey Jacobson             53         President, Chief Operating Officer
                                          and Director

  David Ariss                  61         Director


Gregg R. Mulholland is the Company's Chief Executive Officer and has served in that capacity since inception. From February 1995 to May 1997, Mr. Mulholland was President/CEO at Hurlys Roadhouse Inc. From March 1993 to January 1995, Mr. Mulholland was General Partner at Arpatia Inc. Mr. Mulholland holds a BA degree from California State University at Long Beach.


Jeffrey Jacobson is the Company's Chief Operations Officer and has served in that capacity since February 1999. From January 1997 to February 1999, Mr. Jacobson was National Sales Manager at Giant Advertising. From June 1987 to June 1995, Mr. Jacobson was President of Micro Warehouse. During 1996 and 1997, Mr. Jacobson was under medical care and was not actively engaged in business. Mr. Jacobson holds a Bachelor of Commerce degree from the University of Witwatersrand.


David Ariss is on the Board of Directors and was appointed during December 1999. Mr. Ariss spent the majority of his professional career in the Industrial and Commercial Real Estate Industry. Mr. Ariss is Principal with P.I.B. Realty Advisors, a real estate consulting firm, and was recently appointed to the California World Trade Commission. Mr. Ariss is the first cousin, once removed, of Mr. Mulholland.

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


ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company's Chief Executive Officer and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 2001 (each a "Named Executive Officer") for services rendered during the fiscal years ended December 31, 2001 and 2000.

                         SUMMARY COMPENSATION TABLE

                                         Annual Compensation              Long-Term Compensation
                             -----------------------------------------  --------------------------
                                                          Other Annual  Restricted   Securities
Name and                            Salary(1)    Bonus    Compensation    Stock      Underlying      All other
Principal Position           Year      ($)       ($)        ($)         Awards($)    Options(#)   Compensation($)
------------------           ----   ----------   ------   ------------   ---------   ----------   ---------------
Gregg Mulholland             2001    $150,000(3)   -            -            -            -
Chairman, CEO                2000    $131,135      -            -            -            -       $410,000 (2)
and Chief Executive Officer

------------

(1) Certain amounts may have been expended by Inflatables, which may have had value as a personal benefit to the named executive officer. However, the value of such benefits did not exceed the lesser of $50,000 or 10% of the annual salary and bonus of such executive officer.

(2) This is represented by the issuance of 1,053,984 shares of Inflatables common in lieu of cash compensation. The value assigned to the shares issued to Mr. Mulholland was the result of negotiations between Mr. Mulholland and Inflatables. These shares were issued for past services. These are "restricted shares" within the contemplation of federal securities laws.

(3)  This represents accrued unpaid salary for the year ended December 31, 2001.

Option Grants in Last Fiscal Year

     No options or similar securities were granted to the Named Executive Officer during fiscal 2001.

Fiscal Year End Option Values

     No Named Executive Officer exercised options or similar securities in 2001, and no Named Executive Officer has any outstanding options or similar securities on December 31, 2001.


EMPLOYMENT AGREEMENT

The Company has entered into a seven year employment agreement with its Chief Executive Officer that expires January 20, 2005. The Agreement provides for an annual salary of $150,000 plus a commission equal to 5% of annual sales over $1.5 million.


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

Name and Address of                          Before              Percent
Beneficial Owner                             Merger              of Class
-------------------                        ------------          ---------
William Carroll
13337 E. South St. #160
Cerritos, California  91101                4,728,984 (1)           46.5%

National Financial, Inc.
3885 S. Decatur Blvd.,
Suite 2010 Las Vegas, Nevada 89103         1,500,000(2)            17.2%

Yvonne M. Hines
16429 Alora Ave.
Norwalk, California 90650                  1,575,700(3)            18.0%

William J. Heldman
1085 Acquiro St.
Corona, California 92879                   1,500,000(4)            17.2%

Universal Consultants, Inc.
221 E. Walnut St.,
Suite 2000 Pasadena
California  91101                          3,178,984(5)            31.6%

James T. Calo
221 E. Walnut St.,
Suite 2000 Pasadena,
California  91101                          3,178,984(6)            31.6%

Timothy N. Roberts
130 McCormick Ave.
#230 Costa Mesa,
California  92626                            632,500(7)             7.2%

TNR Development Company
130 McCormick Ave.
#230 Costa Mesa, California  92626           625,000                7.1%

Gregg R. Mulholland
(8) 947 Newhall Street
Costa Mesa, California  92627              3,053,984(9)            34.9%

Jeffrey Jacobson
(10) 947 Newhall Street
Costa Mesa, California 92627                 300,000                3.4%

David W. Ariss, Sr.
(11) 947 Newhall Street
Costa Mesa, California  92627                 50,000                  *

All Executive Officers
and Directors as a Group (3 persons)       3,403,984               38.9%

-----------------
*  Less than 1%

(1) Includes 3,178,984 shares beneficially owned by UCI, of which Mr. Carroll is a director and 50% shareholder, 1,500,000 shares beneficially owned by National Financial, Inc., of which Mr. Carroll is a director and 25% shareholder and 50,000 shares owned by Apollo One, Inc., of which Mr. Carroll is an officer and director.

(2) Includes 500,000 shares issuable upon exercise of a warrant for shares owned by Gregg Mulholland, 250,000 shares owned directly by NFI and 750,000 shares of Mr. Mulholland's stock held in escrow distributable to NFI pursuant to the Settlement Agreement as described in "Information about American Inflatables, Inc. Legal Proceedings." Pursuant to the Settlement Agreement, 1,250,000 of Mr. Mulholland's shares are distributable to NFI in exchange for which the 500,000 share warrant would be cancelled.

(3) Includes 1,500,000 shares beneficially owned by NFI, of which Ms. Hines is an officer, director and 50% shareholder, and 75,700 shares held directly by Ms. Hines.

 (4) Includes 1,500,000 shares beneficially owned by NFI, of which Mr. Heldman is an officer, director and 25% shareholder.

(5) Includes 1,320,000 shares issuable upon exercise of a warrant, 55,000 shares held directly by UCI and 1,803,984 shares of Mr. Mulholland's stock held in escrow distributable to UCI pursuant to the Settlement Agreement as described in "Information about American Inflatables, Inc. - Legal Proceedings."

(6) Includes 3,178,984 shares beneficially owned by UCI, of which Mr. Calo is a director and 50% shareholder.

(7) Includes 625,000 shares beneficially owned by TNR Development Company, of which Mr. Roberts is an officer and director and the sole shareholder, and 7,500 shares owned directly by Mr. Roberts.

(8) Mr. Mulholland is the president, chief executive officer and a director of Inflatables. See Notes (2) and (5).

(9) All of these shares have been placed in escrow pursuant to the Settlement Agreement as described in Legal Proceedings. If Mr. Mulholland performs all of his obligations under the Settlement Agreement, 1,803,984 of the shares may be returned to Mr. Mulholland.

(10) Mr. Jacobson is a senior vice president and a director of Inflatables.

(11) Mr. Ariss is a director of Inflatables. (12)Assumes that 1,250,000 of Mr. Mulholland's Inflatables shares, are transferred to NFI as contemplated in the Settlement Agreement as described in Legal Proceedings.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

February 2000 Option to National Financial, Inc.

On February 7, 2000, Mr. Mulholland and Inflatables entered into an Option Agreement (the "February 2000 Option Agreement") with National Financial, Inc., a Nevada corporation ("NFI") pursuant to which Mr. Mulholland, in exchange for $250,000, sold NFI options to purchase an aggregate of 1,500,000 shares of American Inflatables stock owned by Mr. Mulholland. The February 2000 Option Agreement gave NFI options to purchase 1,000,000 shares of American Inflatables stock from personally owned shares of Mr. Mulholland for $1.00 per share, and 500,000 personally owned shares for $2.00 per share. At the time, the total number of Inflatables shares outstanding was 4,518,000, and Mr. Mulholland owned 3,000,000 or 66.4% of those shares.

         The proceeds of the sale of the options were paid into a real estate purchase escrow account for the purchase of a house in the name of Mr. Ariss (the "Ocean Vista Property"). The Ocean Vista Property has been Mr. Mulholland's personal residence since February 2000. A Trust Deed was also executed on the Ocean Vista Property to secure performance by Mr. Mulholland under the February 2000 Option Agreement.

         Mr. Mulholland caused Inflatables to be a party to the February 2000 Option Agreement in connection with which Inflatables made certain representations and warranties and subjected itself to certain restrictive covenants. The February 2000 Option Agreement provides that (1) Mr. Mulholland could transfer his obligations there under by allowing Inflatables to sell to NFI the shares subject to the option upon exercise rather than Mr. Mulholland selling his own shares to NFI if NFI exercises the option and (2) Inflatables is required to register as soon as practicable the issuance of at least 1,500,000 shares of its common stock with the Securities and Exchange Commission and other applicable authorities and upon effectiveness of the registration statement, Mr. Mulholland will cause Inflatables to issue either options to purchase 1,500,000 shares of its stock or warrants to acquire such shares to NFI transferring from Mr. Mulholland the obligation to sell his personal shares upon exercise of the option. In May 2000 Mr. Mulholland transferred 250,000 of his shares to NFI without further consideration from NFI in partial satisfaction of this obligation. On May 8, 2000 Inflatables sold 350,000 shares of its common stock to third party transferees of the NFI stock option for $250,000 cash and on September 20, 2000, Inflatables sold 1,000,000 shares of its stock to third party transferees of the NFI stock option, for the sum of $250,000, paid by promissory notes at ten percent [10%] per annum interest, due and payable in full upon sale of the shares by those third parties, one of which, TNR Development, is listed as a beneficial owner.

         Mr. Mulholland believed that the transfer of 250,000 personally owned shares of Inflatables common stock to NFI, the purchase from Inflatables of 350,000 shares of Inflatables common stock for $250,000 cash by third party transferees of the NFI stock option, and the purchase from Inflatables of one million shares of Inflatables common stock for notes receivable of $250,000 by third party transferees of the NFI stock option had satisfied his and Inflatables obligations under the NFI stock option agreement.

         Inflatables' entry into the February 2000 Option Agreement was not formally approved by Inflatables' board of directors or the independent shareholders of Inflatables; however, the subsequent issuance of the 350,000 shares for $250,000 and 1,000,000 shares and their sale for $250,000 as herein described were approved by Inflatables' board of directors. In order to periodically assure Inflatables of necessary operating capital, Mr. Mulholland agreed to defer cash compensation from, and made cash advances to, American Inflatables, Inc., Further, American Inflatables, Inc. received and holds two
(2) promissory notes totaling $250,000, dated September 20, 2000, for the sale of 1,000,000 shares of its stock in a third party transaction arising from the option agreement. American Inflatables, Inc. has incurred no indebtedness or liabilities under the option agreement, and has received a complete release of all liability under the option agreement once the merger with ASDG becomes effective. All options owned by NFI under the February 2000 Option Agreement have been exercised and no options of any kind there under remain.

         In addition to the foregoing, the representations, warranties and covenants given by Inflatables in the February 2000 Option Agreement included, but were not limited, to the following including those which are of no further force and effect, because all NFI options have been exercised, and those which are subject to the release of liability by NFI until such time, if any, as NFI exercises its right to purchase the stock:

     o There will be no declaration, setting aside, or payment of a dividend in respect to the Stock, or any direct or indirect redemption, purchase, or other acquisition by Inflatables of any of its shares of capital stock, and there will be no declaration, payment, or commitment or obligation of any kind for the payment, by Inflatables, of a bonus or other additional salary or compensation to any of its officers, directors, or employees.

     o There will be no sale or transfer of any asset of Inflatables, except in the ordinary course of business, and there will be no amendment or termination of any contract, agreement, or license to which Inflatables is a party, except in the ordinary course of business.

     o There will be no waiver or release of any right or claim of Inflatables, except in the ordinary course of business.

     o There will be no destruction, damage to, or loss of any asset of Inflatables not covered by insurance and which materially or adversely affects the financial condition of Inflatables.

         None of the representations and warranties made by Mr. Mulholland and Inflatables contains any untrue statement of a material fact or omits any material fact, the omission of which would be misleading.

         Mr. Mulholland and Inflatables shall jointly and severally indemnify NFI against and hold it harmless from any and all liability, loss or damage (including reasonable attorneys' fees) which it may incur under the February 2000 Option Agreement or by reason of the February 2000 Option Agreement, and from any and all claims and demands whatsoever which may be asserted against it by reason of any alleged obligation or undertaking on its part to perform or discharge any of the terms of the February 2000 Option Agreement, and for any breach by Mr. Mulholland or Inflatables of any covenant, warranty, duty or obligation under the February 2000 Option Agreement.

         Inflatables agreed not to use or permit any capital stock of Inflatables to be issued, bought, sold or used in violation of any provision of the February 2000 Option Agreement or any applicable law, statute, rule, regulation or ordinance.

         Inflatables agreed to not (i) amend its articles of incorporation or bylaws in a manner which would impair, decrease or diminish the value of NFI's option or Inflatables stock, (ii) issue any shares of its capital stock to third parties for cash, (iii) issue or create any warrants, obligations, subscriptions, options, convertible securities, or other commitments under which any additional shares of its capital stock of any class might be directly or indirectly authorized, issued, or transferred to third parties from treasury for cash, or (iv) agree to do any of the acts listed above. Notwithstanding the foregoing, Inflatables may issue shares of its capital stock in exchange for assets or equity of other entities of greater or equal value which are to be acquired by or merged into Inflatables.

         In addition to the foregoing, American Inflatables made numerous representations and warranties about the financial condition of its business, its legal status, its business dealings, its compliance with applicable laws and regulations and the information provided to NFI by Mr. Mulholland and Inflatables.

         David W. Ariss, Sr., a director of Inflatables and Mr. Mulholland's first cousin, once removed, personally guaranteed Mr. Mulholland's and Inflatables' performance of their obligations under the February 2000 Option Agreement.

         Subsequent to the execution of the February 2000 Option Agreement, in the fourth quarter of 2000, Inflatables issued 1,053,984 additional shares of its stock to Mr. Mulholland in lieu of the payment of cash salary to, and cash advances by, Mr. Mulholland, payment of and reimbursement for which were due and owing as of the date of issuance of those shares.

         The February 2000 Option Agreement was substantially affected by the settlement of a lawsuit brought by NFI, UCI and William Carroll against Mr. Mulholland and Mr. Ariss in their individual capacities. William Carroll is a director of both NFI and UCI. He is also a 50% shareholder of UCI and a 25% shareholder of NFI. A description of this settlement is set forth under the heading "Legal Proceedings -- Third Party Lawsuit against Gregg Mulholland and David Ariss in their Individual Capacities,"


December 2000 Loan from Universal Consultants, Inc.

         On December 12, 2000, Inflatables executed a $330,000 secured promissory note payable to Universal Consultants, Inc., a Nevada corporation ("UCI") (the "UCI Note"), with a maturity date of March 12, 2001 and bearing an interest at a rate of 10% per annum. The UCI Note is secured by all of Inflatables' real and personal property pursuant to a separate security agreement (the "UCI Security Agreement"). This note provided for UCI to pay Inflatables' federal payroll taxes and to provide Inflatables with operating capital of $30,000. Mr. Mulholland personally guaranteed Inflatables' performance under the UCI Note and the UCI Security Agreement. The UCI Note is currently in default and the total amount of unpaid principal and accrued interest due and owing there under was $374,000 as of March 31, 2002.

         In connection with the loan, Inflatables also issued a warrant to UCI for the purchase of up to 1,320,000 shares of Inflatables' stock for $0.25 per share (the "UCI Warrant"). The UCI Warrant is exercisable at any time from the date of issuance to December 31, 2003 and includes a mechanism for cashless conversion of the warrant into shares of Inflatable common stock. The Warrant on its face refers to a contemporaneous Securities Purchase Agreement and a contemporaneous Registration Rights Agreement and contemplates the filing with the SEC of a registration statement pertaining to the shares issuable upon exercise of the warrant within 30 days of a "Closing Date."


                                    PART III

ITEM 1.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          Listed below are the documents filed as a part of this report:

          1.   Financial Statements and the Independent Auditors' Report

          2.   Financial Statement Schedules

          3.   Exhibits:

Exhibit                  Description
-------                  -----------
2.2 # Reorganization Agreement among NATIONAL PAINTBALL SUPPLY CO., INC. and AMERICAN INFLATABLES, INC., entered into October 12, 2000

2.3 # Amendment No. 1 to Reorganization Agreement, entered into as of January 31, 2001

2.4 ## Amendment No. 2 to Reorganization Agreement, entered into as of August 13, 2001.

2.5 ## Amendment No. 3 to Reorganization Agreement, entered into as of October 29, 2001.

3.1 *     Amended and Restated Certificate of Incorporation of the Company,

3.2 *     Bylaws of the Company

4.1 *     Specimen of Common Stock Certificate

10.2 * Employment Agreement between American Inflatables, Inc. and Gregg Mulholland.

10.3 ## Option Agreement between Gregg Mulholland and National Financial, Inc. dated February 20, 2000.

10.4 ##   Note Payable to Universal Consultants, Inc. dated December 12, 2000.

10.5 Warrant to purchase 1,320,000 shares issued to Universal Consultants, Inc. dated December 20, 2000.

Exhibit                  Description
-------                  -----------
10.6 ## Guarantee of Note Payable to Universal Consultants, Inc. by Gregg Mulholland dated December 12, 2000.

10.7 ##   Note receivable from TNR DevelopmentCompany dated September 20, 2000.

10.8 ##   Security Agreement from TNR Development Company dated September 20,
          2000.

10.9 ##   Note receivable from Dylans Dancehall, Inc. dated September 20, 2000.

11.1 ##   Security Agreement from Dylans Dancehall, Inc. dated September 20,
          2000.

11.2 ## Settlement Agreement between Gregg Mulholland, American Inflatables, Inc., National Financial, Inc., William Carroll, and Universal Consultants Inc. dated December 31, 2000.

23.1 #    Consent of Siegel, Smith & Garber, LLP

23.2      Consent of Merdinger, Fruchter, Rosen & Corso, P.C.

         *    Incorporated by reference to the Company's Form
              10-SB12G filed with the Securities and Exchange
              Commission on August 4, 1999.

         ** Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on December 27, 1999.

         *** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000.

         #    Previously filed

        ##    To be filed by amendment

ITEM  3.  The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2002                        By: /s/ Gregg Mulholland
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


Date:  April 15, 2002                        By: /s/ Gregg Mulholland
       ----------------                          --------------------
                                                 Gregg Mulholland
                                                 Chairman of the Board
                                                 Chief Executive Officer

Date:  April 15, 2002                        By: /s/ Jeffrey Jacobsen
       ----------------                         --------------------
                                                 Jeffrey Jacobsen
                                                 President
                                                 Chief Operating Officer
                                                 Director

Date:  April 15, 2002                        By: /s/ David Ariss
       ----------------                         --------------------
                                                 David Ariss
                                                 Director