Form 10KSB/A
period 2001-12-31
AMERICAN INFLATABLES INC
filed 2002-05-09
CIK 1073874

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

In October 2000, the Company and American Sports Development Group, Inc., formerly National Paintball Supply Co., Inc. ("ASDG") entered into a Reorganization Agreement that provided for the merger of a wholly-owned subsidiary of ASDG into Inflatables resulting in Inflatables becoming a wholly-owned subsidiary of ASDG. The proposed transaction was not consummated within the time limits provided in the Reorganization Agreement and the parties expect to replace the Reorganization Agreement with a Stock Purchase Agreement. The stock purchase agreement is expected to provide for the acquisition of ASDG by the Company. If the acquisition is completed, ASDG will become a wholly-owned subsidiary of the Company. The agreement is expected to provide for the Company to issue approximately 49,167,453 shares of its common stock in exchange for all of the outstanding common stock of ASDG, resulting in the majority shareholder of ASDG becoming the majority shareholder of the company. If the acquisition is completed, the Company's current shareholders, assuming warrants to purchase 1,320,000 common shares are exercised, will hold about 17 percent of the Company's then outstanding shares. As the majority shareholder of ASDG will be the majority shareholder of Inflatables after the merger, the transaction will be accounted for as a "reverse merger" and therefore ASDG will be treated as the acquiring entity. Inflatables has been informed that ASDG intends to continue the operations of Inflatables after the merger.

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

         ASDG currently distributes more than 4,000 products used by the paintball industry. Examples of these products include paintball guns, paintballs, and safety equipment such as goggles. At December 31, 2001, ASDG had total assets of $7 million and shareholders' equity of $822,000. For the year ended December 31, 2001, it had total revenues of $23.5 million and net loss of $224,000.

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

         ASDG believes that the sport of paintball has had excellent growth over the past several years, helped in part by the sport now being considered a mainstream extreme sport. This is evidenced by the availability of paintball products in the sporting goods department of nearly every major sporting goods chain. This has helped to expand paintball to the general public, instead of just enthusiasts. Paintball believes that the sport will continue to grow in popularity at all levels.

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

         Paintballs. Paintballs are made from a gelatin-encapsulated product (which are very similar to a bath oil capsule). The product is non-toxic, biodegradable, and washable. Paintballs come in a variety of colors and fills. Paintballs are produced in factories set up exclusively for their manufacture or as an ancillary product by large drug and nutritional product manufacturers. Good quality paintballs are extremely hard to manufacture due to exacting requirements expected by advanced players. A slight deviation in the roundness, thickness of the shell or fill, along with a myriad of other details, can significantly affect the accuracy and breaking characteristics of a paintball.

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


Sales and Distribution

         ASDG has three warehouse and sales offices, which are located in Paramount, CA, Irving, TX, and the home office and operations center located in Greenville, SC. Total office and warehousing between the three locations is approximately 70,000 square feet. The majority of its sales from these locations are to existing paintball fields and stores. These range from "paintball only" stores, to hobby and hardware stores, skateboard shops, and gun shops. ASDG's sales staff, most of whom have been, or are currently, top line players, possess a significant knowledge about the sport and offer significant assistance to new dealers and fields. ASDG tends to concentrate its efforts on the small to intermediate size customer, offering them competitive pricing and exceptional service that they are not likely to get from other distributors.

         ASDG also maintains three retail facilities associated with their warehouse locations and also has an investment interest in one other location. Besides servicing the local players, these retail facilities enable ASDG to get immediate customer feedback on new products and keep up-to-date on current trends. ASDG also maintains several web sites, as well as providing fulfillment functions for other third party websites. ASDG believes that its involvement in websites will increase as paintball web sites continue to proliferate. In connection with its fulfillment functions, other website owners send their customers' orders to ASDG, and ASDG ships products directly to the customers. The customer pays full retail price (as set forth on the third party website) and the third party owner is paid an agreed upon amount.

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

RISK FACTORS. A purchase of our common stock involves risks, you should consider these risks before making a decision to purchase our common stock. Prospective purchasers of our common stock must be prepared for the possible loss of their entire investments. The order in which the following risks factors are presented is arbitrary, and you should not conclude, because of the order of presentation, that one risk factor is more significant than another risk factor.

WE ARE OPERATING AT A LOSS AND HAVE ACCUMULATED A DEFICIT. Our short operating history raised substantial doubt about our ability to continue as a going concern. This fact has been reported by our auditors, Merdinger, Fruchter, Rosen & Corso, P.C.

WE USE DEBT FINANCING. Our corporate bylaws do not contain any limitation on the amount of indebtedness, funded or otherwise, we might incur. According, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to pay dividends to our stockholders and result in an increased risk of default on our obligations. We are also subject to other risks normally associated with debt financing. We expect to use indebtedness and leveraging to finance operations development and acquisition.

WE NEED SUBSTANTIAL ADDITIONAL CAPITAL. Our future capital requirements will depend upon many factors, including our ability to obtain new customers and to execute our business plan. Capital will be necessary to fund our activities. There can be no assurance that sufficient financing will be available to us on a timely basis, or on acceptable terms. If we do not have adequate funds, we may be required to delay, scale back or eliminate our efforts to expand our activities. Accordingly, our business, financial condition and results of operations could be materially and adversely affected. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, the ownership interest of our existing stockholders would be diluted.

DEPENDENCE ON KEY PERSONNEL. Our future success will depend in part on the service of our key personnel and, additionally, our ability to identify, hire and retain additional qualified personnel. There is significant competition for qualified personnel in our areas of activity, and there can be no assurance that we will be able to continue to attract and retain such personnel necessary for the development of our business. Because of the significant competition, there can be no assurance that we will be successful in adding personnel as needed to satisfy our staffing requirements. Failure to attract and retain qualified personnel could have a material adverse effect on us.

We are dependent on the efforts and abilities of our senior management. The loss of various members of that management could have a material adverse effect on our business and prospects. Our Board of Directors believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by qualified personnel from the Company. There is no assurance, however, that upon the departure of qualified personnel from the Company that replacement personnel will enable us to operate profitably. As owners of significant portions or our issued and outstanding common stock management has incentive to remain.

RELIANCE ON MANAGEMENT. All decisions regarding management affairs will be made exclusively by our officers and directors. The purchasers of shares will not participate in our management and, therefore, are dependent upon the management abilities of our officers and directors. The only assurance that our shareholders have that officers and directors will not abuse their discretion in making decisions with respect to our shares and other business decisions is the fiduciary obligations and business integrity of the officers and directors. Accordingly, no person should purchase shares unless that person is willing to entrust all aspects of management to our officers and directors, or their successors. Potential purchaser of the shares must carefully evaluate the personal experience and business performance of our officers and directors. Our officers and directors may retain independent contractors to provide services to us. Those contractors have no fiduciary duty to our shareholders and may not perform as expected.

NO CHIEF FINANCIAL OFFICER. We currently do not have a Chief Financial Officer or any other officer with an accounting background. We believe that the benefits of hiring an officer with financial and accounting expertise prior to consummation of the business combination with ASDG are less than the costs and therefore do not intend to hire such a person unless and until the business combination with ASDG is consummated. We believe that is will not need any such officer until after the business combination with ASDG is consummated; however, there can be no assurance that we will not suffer a material adverse effect on business because we currently have no such officer.


LIMITED PUBLIC COMPANY MANAGEMENT EXPERIENCE. Our management has no experience managing a public company. We believe that the benefits of hiring one or more officers with experience managing a public company prior to consummation of the business combination with ASDG are less than the costs of hiring such persons and therefore do not intend to hire any officers with experience managing a public company unless and until the business combination with ASDG is consummated. We believe that we do not currently need any such officer; however, there can be no such assurance that we will not suffer a material adverse effect on its business because we have no such officer.

OUR CEO AND DIRECTOR GREGG MULHOLLAND HAS SUBJECTED US TO OBLIGATIONS FOR HIS PERSONAL BENEFIT. In February 2000, Gregg Mulholland, the CEO, a director and 34.9% shareholder of American Inflatables, caused American Inflatables to become a party to and incur obligations under an option agreement for the purpose of financing a personal residence for Mr. Mulholland. In order to periodically assure American Inflatables of necessary operating capital, Mr. Mulholland agreed to defer cash compensation from, and made cash advances to, American Inflatables, Inc. Our intent is that Mr. Mulholland will not similarly cause us to engage is any such transactions in the future. Were Mr. Mulholland to cause us to engage in such a transaction, we could suffer a material adverse change to our financial condition and ability to conduct our business.

RECEIPT OF COMPENSATION REGARDLESS OF PROFITABILITY. Our officers, directors, and employees are entitled to receive significant compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

LIMITATION ON LIABILITY OF OFFICERS AND DIRECTORS. Our Articles of Incorporation include a provision eliminating or limiting the personal liability of our officers and directors for damages for breach of fiduciary duty as a director or officer. Accordingly, our officers and directors may have no liability to our shareholders for any mistakes or errors of judgment of for any act of omission, unless such act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to our shareholders.

INFLUENCE OF THE INTERNET ON MARKETING. The Internet has changed marketing patterns in wide variety of industries. The significant amount of personal computer usage has resulted in entirely new methods of marketing and sales of products. We may establish home pages on the Internet for its products. We may be able to keep pace with the rate of change in its markets brought about the Internet and may invest in Internet-based projects which future changes may render obsolete.

COMPLIANCE WITH GOVERNMENT REGULATIONS; UNPAID TAXES. We are subject to various forms of government regulations, including safety laws and regulations. Any future violation of, and the cost of compliance with, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The Company failed to remit payroll taxes to the IRS in 2001 and 2000. These unpaid taxes, including penalties and interest, approximates $297,000 at December 31, 2001. If the Company cannot arrange a suitable payment with the IRS, the Company could be materially adversely affected. The Company commenced remittance payroll taxes in 2001. In addition the Company did not file sales tax returns or remit sales taxes during the year ended December 31, 2001. Unpaid sales taxes, including interest and penalties approximated $8,400 at December 31, 2001.

Although we believe we are in material compliance with all the applicable laws, rules, regulations, and policies, there can be no assurance that our business, financial condition and results of operations will not be materially adversely affected by current of future laws, rules, regulations, and policies or by liability arising our of any or our past or future conduct.

MARKET ACCEPTANCE AND DEPENDENCE ON PRINCIPAL PRODUCTS. Our strategy for growth is substantially dependent upon our ability to market and distribute products successfully. There can be no assurance that our products will achieve significant market acceptance, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit us to recover associated costs. Failure of our products to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions, and results of operations.

RISKS OF PRODUCT RECALL, PRODUCT RETURNS. Product recalls may be issued at our discretion or government agencies having regulatory authority for product sales and may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that product recalls will not occur in the future. Any product recall could materially adversely affect our business, financial condition or results of operations. There can be no assurance that future recalls or returns would not have a material adverse effect upon our business, financial condition and results of operations.

FAILURE TO MANAGE GROWTH. We expect to experience significant growth and expect such growth to continue for the foreseeable future. Our growth may result in significant pressure on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations.

LOSS ON DISSOLUTION OF THE COMPANY. In the event of our dissolution, the proceeds realized from the liquidation of our assets, if any, will be distributed to our shareholders only after satisfaction of claims of our creditors. The ability of a purchaser of shares to recover all of any of his or her purchase price for shares in that event will depend on the amount of funds realized and the claims to be satisfied there from.

OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGIES. Implementation of our business strategies will depend in large part on our ability to (i) establish a significant customer base and maintain favorable relationships with those customers; (ii) effectively introduce acceptable products to our customers;
(iii) obtain adequate financing on favorable terms to fund our business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; and (vi) continue to operated with increasing competition. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have a material adverse effect on our results of operations and financial conditions.

LIQUIDITY. The prices of our common stock are quoted in the Over The Counter Bulletin Board, an electronic quotation service maintained by the National Quotation Bureau for the National Associations of Securities Dealers, Inc. for securities not traded on a national, regional or other securities exchange, under the symbol "BLMP". The OTC Bulletin Board does not provide the level of liquidity provided by securities exchanges and the public market may not develop for our shares. Purchaser of shares will have no right to present shares to us for repurchase. Purchaser of shares who wish to terminated their investment in the shares must rely solely upon their ability to sell or otherwise transfer their shares, subject to applicable securities laws. Consequently, purchase of shares should be considered only a long-term investment. Moreover, we may require additional cash to implement our business strategies, including cash for
(i) payment of increased operating expenses and (ii) further implementation of business strategies. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have material adverse effect on our results of operations and finance.

UNCERTAINTY OF FUTURE RESULTS, FLUCTUATIONS IN OPERATING RESULTS. Our results of operations may vary from period to period due to a variety of factors, including the introduction of new products by us or our competitors, cost increase from third-party manufacturers, supply interruptions, the availability and cost of raw materials, the mix of our products sold, changes in marketing and sales expenditures, market acceptance or our products, competitive pricing pressures, and general economic and industry conditions that effect customer demand.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. To achieve and maintain competitiveness of our products, we may require substantial funds. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in these Risk Factors and elsewhere in this Prospectus.

We anticipate that we will require additional cash to develop, promote, produce and distribute our various products. Such additional cash may be received from public or private funding transactions, as well as borrowing and other resources. To the extent that additional cash is received by the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate cash is not available, we will be required to curtail operations significantly or to obtain cash by entering into arrangements with collaborative partners or other persons that may require us to relinquish rights to certain of our products that we would not otherwise relinquish.

GREATER COSTS THAN ANTICIPATED. We have used reasonable efforts to assess and predict costs and expenses related to our operations. However, there can be no assurance that implementing our business plan may require more employees, capital equipment, supplies or other expenditure items than we have predicted. Similarly, the cost of compensating could result in sustained losses.

COMPETITION. Competition in the advertising industry is intense. Many of our competitors have substantially more experience, financial and technical resources and productions, marketing and development capabilities than we do.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS. Our research development, manufacturing and production processes may involve the controlled use of hazardous materials. We may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, there can be no assurance that in the future we will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials nor that our operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

PENNY STOCK REGULATIONS. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current private and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from those rules to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson on the transaction, and monthly account statements specifying the market value of each penny stock held in the customer account. In addiction, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the shareholder and receive the shareholder's written agreement to that transaction. These disclosure requirements may have effect of reducing the trading activity in the secondary market for an equity security (capital stock) that becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules, and purchasers of shares may determine that is it quite difficult to sell their shares.

SECURITIES MARKET FACTORS. There is currently a limited public market for our common stock. Should there develop a significant market for our common stock, the market price for our common stock may be significantly affected by such factors as our financial results and introduction of new products and technologies. Additionally, in recent years, the stock market has experience significant price and volume volatility, and market prices for many companies, particularly small and emerging growth companies, have experienced significant price fluctuations not necessarily related to the operating performance of such companies. In the event a market for out common stock develops, the market price for our common stock may be affected by general stock market volatility. NO FORESEEABLE DIVIDENDS. We do not anticipate paying dividends on our common stock in the foreseeable future; but, rather, we plan to retain earnings, if any, for the operation and expansion of business.

NO ASSURANCES OF REVENUE OR OPERATING PROFITS. There can be no assurance that we will be able to develop consistent revenue sources or that our operations will become profitable.

UNINSURED LOSS; ACTS OF GOD. We may, but are not required to, obtain comprehensive liability and other business insurance of the types of customarily maintained by similar businesses. However, there are certain types of extraordinary occurrences which may be either uninsurable or not economically insurable. For example, in the event of a major earthquake, our telecommunications and computer systems could be rendered inoperable for protracted periods of time, which would adversely affect our financial condition. In the event of a major civil disturbance, our operations could be adversely affected. Should such an uninsured loss occur, we could lose significant revenues and financial opportunities in amounts which would not be partially or fully compensated by insurance proceeds.

WE DO NOT HAVE ENVIRONMENTAL LIABILITY INSURANCE. We do not have environmental liability insurance now, and we may not be able to obtain such insurance at a reasonable cost. If we decide to become insured for environmental liability, we will probably carry the minimum insurance required by regulatory permits. In addition, the extent of insurance coverage under certain forms of policies has been the subject in recent years of litigation in which insurance companies have, in come cases, successfully taken the position that certain risks are not covered by such policies. If we incur liability for environmental damages while we are uninsured, it could have a material adverse effect on the Company and its financial condition.

TERRORISTS ATTACKS HAVE ADVERSELY EFFECTED OUR BUSINESS. The September 11, 2001 terrorist attack on the World Trade Center and Pentagon and related events (collectively, "September 11") have had an adverse effect on our business including the cancellation of various industry trade shows. In addition, participation at other trade shows by prospective customers has declined from prior years. Trade shows provide the majority of our sales. In addition, the general economic downturn in the United States resulting from September 11 has made it difficult to develop and implement business strategies, engage in financial planning and forecasting and effectively manage a distracted workforce. Were a similar event happen in the future we could similarly suffer a material adverse effect to its business. We cannot predict the magnitude and nature of such an adverse effect prior to the occurrence of such an event.


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


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Inflatables is a party or to which any of its properties are subject, nor are there material pending legal proceedings known to Inflatables in which any director, officer or affiliate or Inflatables or any holder of %5 of more of Inflatables' outstanding stock, or any associate of any for the foregoing, is part of has interest adverse to Inflatables except as follows.

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

The Lawsuit generally arose out of two transactions involving Mr. Mulholland and American Inflatables. The first transaction involved an Option Agreement dated February 7, 2000 (the "February 2000 Option Agreement"), by and between Mr. Mulholland, American Inflatables and NFI pursuant to which Mr. Mulholland, in exchange for $250,000, sold NFI options to purchase an aggregate of 1,500,000 shares of American Inflatables stock owned by Mr. Mulholland. The proceeds of the sale of the options were paid into an existing real estate purchase escrow account for the purchase of a house in the name of Mr. Ariss (the "Ocean Vista Property"). The Ocean Vista Property has been Mr. Mulholland's personal residence since February 2000. A trust deed was also executed on the Ocean Vista Property to secure performance by Mr. Mulholland under the February 2000 Option Agreement. American Inflatables made certain representations and warranties and subjected itself to certain restrictive covenants in the February 2000 Option Agreement. The February 2000 Option Agreement provides that (1) Mr. Mulholland could transfer his obligations by allowing Inflatables to sell to NFI the shares subject to the option upon exercise rather than selling Mr. Mulholland's own shares to NFI if NFI exercises the option and (2) Inflatables is required to register as soon as practicable the issuance of at least 1,500,000 shares of its common stock with the Securities and Exchange Commission and other applicable authorities and upon effectiveness of the registration statement, Mr. Mulholland will cause Inflatables to issue either options to purchase 1,500,000 shares of its stock or warrants to acquire such shares to NFI transferring from Mr. Mulholland the obligation to sell his personal shares upon exercise of the option. In May 2000 Mr. Mulholland transferred 250,000 of his personal shares without any additional compensation from the Plaintiffs in partial satisfaction of this obligation. On May 8, 2000 Inflatables sold 350,000 shares of its common stock to third party transferees of the NFI stock option upon the exercise of warrants issued in substitution for such options for $250,000 cash, and on September 20, 2000, Inflatables issued 1,000,000 shares of its stock to third party transferees of the NFI stock option, upon the exercise of warrants issued in substitution for such options for the sum of $250,000, paid by promissory notes at six percent [6%] per annum interest, due and payable in full at the earlier of September 20, 2003 or upon sale of the shares by those third parties. No other sales or transfers of Inflatables stock have occurred in connection with the option agreement.

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

Under the Settlement Agreement, American Inflatables was afforded by UCI, NFI and Carroll a full release from any and all liabilities, other than the UCI Warrant including but not limited to any further obligations under the February 2000 Option Agreement, the UCI Note and the UCI Security Agreement once each of the following contingencies would occur, all of which have in fact occurred: (1) all settlement implementation documents have been executed, (2) the temporary protective order is replaced with a permanent protective order enforcing the terms of the settlement with Mr. Mulholland and Mr. Ariss in their purely individual capacities, (3) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to comply with his obligations under the Settlement Agreement, and (4) the amended second trust deed on the Ocean Vista Property is recorded. All of these events have occurred. This release will become void and of no effect if either ASDG or American Inflatables voids or prevents any part of the settlement or if either Mr. Mulholland or Mr. Ariss breaches or fails to perform any part of the settlement at the behest of ASDG or American Inflatables; however, the Company expects that this condition to the release will be vacated and waived by UCI, NFI and Carroll, and the above-described release of Inflatables will be total and unconditional once the Share Exchange Agreement between ASDG and Inflatables is fully consummated.

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

CHANGES IN SECURITIES

During the year ended December 31, 2001 the Company issued the following securities:

     In the first quarter of 2001, the Company sold 26,548 shares of its Common stock pursuant to a private offering at $.37 2/3 per share. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     In the fourth quarter of 2001, the Company sold 125,000 shares of its common stock pursuant to a private offering at $.25 per share. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.


During the year ended December 31, 2000 the company issued the following securities:

     In the first quarter of 2000, the Company sold 132,500 of its common shares pursuant to a private offering at $1.00 per share. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     In the second quarter of 2000, the Company:

     o Issued 120,000 shares of its common stock to an officer for compensation of $103,000. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 50,000 shares of its common stock to a director for fees valued at $76,800. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 175,000 shares of its common stock for investor relations services valued at $175,000. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 400,000 shares of its common stock pursuant to a Registration Statement on Form S-8 for merger and acquisition services valued at $700,000.

     o Sold 350,000 shares of its common stock and warrants to purchase one million shares of its common stock at $0.25 per share for total consideration of $250,000, pursuant to a private offering. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 163,500 shares of its common stock upon conversion of a note payable of $150,000 and accrued interest of $13,500. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     In the third quarter of 2000, the Company:

     o Issued 163,500 shares of its common stock upon conversion of a note payable of $150,000 and accrued interest of $13,500. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 45,000 shares of its common stock pursuant to a Registration Statement on form S-8 for legal services valued at $36,000 and accounting services valued at $18,000.

     o Issued 37,000 shares of its common stock for financial and accounting services valued at $25,088. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 116,425 shares of its common stock in cancellation of liabilities totaling $76,300. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 100,000 shares of its common stock for financial and accounting services valued at $26,000. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued one million of its common shares upon exercise of warrants. The proceeds of $250,000 are in the form of a note receivable. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     In the fourth quarter of 2000, the Company:

     o Issued 1,053,984 shares of its common stock to an officer for compensation of $410,000. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Sold 146,016 of its common shares for cash of $45,000, pursuant to a private offering. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued warrants to purchase 1,320,000 common shares as $.25 per share, pursuant to a private offering. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

During the year ended December 31, 1999 the Company issued the following securities:

     In the fourth quarter of 1999, the Company:

     o Issued 3,050,000 shares of its common stock pursuant to the reverse merger transaction with Can Am Marketing LLC. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.

     o Issued 518,000 shares of its common stock upon conversion of notes payable issued in a private placement. The Company believes the issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act.


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

New York, New York
January 25, 2002

                                AMERICAN INFLATABLES, INC.
                                      BALANCE SHEETS

                                                                    December 31,
                                                             -----------------------------
                                                                  2001            2000
                                                             ------------    -------------
        ASSETS
Current assets
   Cash                                                      $          -    $       3,900
   Inventory                                                       27,855           10,800
   Prepaid expenses                                                62,370           50,400
                                                             ------------    -------------
      Total current assets                                         90,225           65,100

   Property and equipment, net of accumulated
     depreciation of $81,044 and $52,100                           81,547          110,500

   Other assets                                                     6,646           13,400
                                                             ------------    -------------
TOTAL ASSETS                                                 $    178,418    $     189,000
                                                             ============    =============

       LIABILITIES AND STOCKHOLDERS' DEFICT
Current liabilities
   Cash overdraft                                            $      4,792    $           -
   Note payable                                                   330,000          330,000
   Payroll taxes payable                                          297,446          162,300
   Sales tax payable                                                8,363                -
   Accrued salary - stockholder                                   150,000                -
   Accounts payable and accrued expenses                          233,472           83,800
   Advance from stockholder                                       250,865           43,600
   Customer deposits                                               87,255                -
                                                             ------------    -------------
      Total current liabilities                                 1,362,193          619,700
                                                             ------------    -------------
Commitments and Contingencies                                           -                -

Stockholders' deficit
   Preferred stock, $0.001 par value; 100,000 shares
    authorized; no shares issued and outstanding                        -                -
   Common stock, $0.001 par value; 100,000,000 shares
    authorized; 8,746,346 and 8,594,798 shares issued
    and outstanding                                                 8,746            8,595
   Additional paid-in capital                                   3,272,466        3,231,505
   Notes receivable for common stock                           (  250,000)      (  250,000)
   Accumulated deficit                                         (4,214,987)      (3,420,800)
                                                             ------------    -------------
      Total stockholders' deficit                              (1,183,775)      (  430,700)
                                                             ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    178,418    $     189,000
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


                                AMERICAN INFLATABLES, INC.
                            STATEMENT OF STOCKHOLDERS' DEFICIT

                                         Common Stock         Additional
                                   -----------------------      Paid-in       Note        Accumulated
                                   Shares           Amount      Capital     Receivable      Deficit           Total
                                   ---------     ---------    -----------   ----------   -------------    ------------
Balance, January 1, 2000           4,568,421     $   4,568    $   254,432   $        -   $ (   804,800)   $ (  545,800)

Shares issued for convertible
  convertible debt                   327,000           327        326,673            -               -         327,000

Shares issued for accrued
  salary                           1,053,984         1,054        408,946            -               -         410,000

Shares issued in cancellation
  of debt                            116,425           116         76,284            -               -          76,400

Shares issued for services           757,000           757        979,743            -               -         980,500

Shares and warrants issued
  for cash                           350,000           350        249,650            -               -         250,000

Shares issued upon exercise of
  warrants for note receivable     1,000,000         1,000        249,000     (250,000)              -               -

Shares issued for cash               132,500           133        132,367            -               -         132,500

Shares issued for directors' fees     50,000            50         76,650            -               -          76,700

Shares issued to officer for
  salary and bonus                   120,000           120        102,880            -               -         103,000

Conversion benefit of
  notes payable                            -             -        330,000            -               -         330,000

Shares issued for cash               119,468           120         44,880            -               -          45,000

Net loss                                   -             -              -            -      (2,616,000)     (2,616,000)
                                   ---------     ---------    -----------   ----------   -------------    ------------
Balance, December 31, 2000         8,594,798         8,595      3,231,305     (250,000)     (3,420,800)     (  430,700)

Shares issued for cash               151,548           151         40,096            -               -          41,112

Net loss                                   -             -              -            -      (  794,187)     (  794,187)
                                   ---------     ---------    -----------   ----------   -------------    ------------
Balance, December 31, 2001         8,746,346     $   8,746    $ 3,272,466   $ (250,000)  $  (4,214,987)   $ (1,183,775)
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


NOTE 7 -  RELATED PARTY TRANSACTIONS

          As of December 31, 2001 and 2000, the Company owed the Company's principal stockholder (and president) $250,865 and $43,600, respectively. The stockholder advanced these funds throughout the year to meet working capital needs of the Company. These advances are due on demand and are unsecured. Additionally, the Company has not accrued interest on these advances as the stockholder has waived any demand for such interest

          The same shareholder personally guarantees the lease on the Company's facility, as well as the $330,000 short-term note payable.

          During the year ended December 31, 2000, the Company issued shares of its common stock to its officers and directors as compensation, as described in Note 8.


NOTE 8 -  COMMON STOCK

          The Company has 100,000 authorized shares of $0.001 par value preferred shares. As of December 31, 2001 and 2000, there were no preferred shares issued and outstanding.

          The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of December 31, 2001 and 2000, there were 8,746,346 and 8,594,798 shares issued and outstanding, respectively.

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

          During the year ended December 31, 2000, the Company sold in a private placement 350,000 shares of its common stock and warrants to purchase one million shares of its common stock at $0.25 per share. The proceeds of this transaction were $250,000. The warrant holders exercised the warrants during 2000. The Company received notes receivable totaling $250,000 in payment for the 1 million shares of its common stock. The notes bear interest at 6% and are due in 2003. The shares issued for these notes are the sole collateral of these notes. The Company has classified these notes receivable as a reduction of shareholders' equity.

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


NOTE 13 - BUSINESS COMBINATION

          In October 2000, the company and American Sports Development Group, Inc., formerly National Paintball Supply Co., Inc. ("ASDG") entered into a Reorganization Agreement which provided for ASDG to acquire all of the outstanding shares of Inflatables common stock outstanding. The proposed transaction was not consummated within the time limits provided in the Reorganization Agreement and the parties expect to replace the Reorganization Agreement with a Stock Purchase Agreement. The stock purchase agreement is expected to provide for the acquisition of ASDG by the Company. If the acquisition is completed, ASDG will become a wholly- owned subsidiary of the Company. The agreement is expected to provide for the Company to issue 49,167,453 shares of its common stock in exchange for all of the outstanding common stock of ASDG, resulting in the majority shareholder of ASDG becoming the majority shareholder of the company. If the acquisition is completed, the Company's current shareholders, assuming warrants to purchase 1,320,000 Common Shares are exercised, will hold about 17 percent of the Company's then outstanding shares.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons. The Company believes that none of the reports required to be filed with Securities and Exchange Commission by executive officers, directors and greater than 10% beneficial owners have been filed on a timely basis.


ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company's Chief Executive Officer and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 2001 (each a "Named Executive Officer") for services rendered during the fiscal years ended December 31, 2001 and 2000.

                         SUMMARY COMPENSATION TABLE

                                         Annual Compensation              Long-Term Compensation
                             -----------------------------------------  --------------------------
                                                          Other Annual  Restricted   Securities
Name and                            Salary       Bonus    Compensation    Stock      Underlying      All other
Principal Position           Year      ($)       ($)        ($)(1)      Awards($)    Options(#)   Compensation($)
------------------           ----   ----------   ------   ------------   ---------   ----------   ---------------
Gregg Mulholland             2001    $150,000(3)   -            -            -            -
Chairman, CEO                2000    $131,135      -            -            -            -       $410,000 (2)
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


DIRECTOR COMPENSATION

No directors' fees were paid during the year ended December 31, 2001.


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

Name and Address of                          Before              Percent
Beneficial Owner                             Merger              of Class
-------------------                        ------------          ---------
William Carroll
13337 E. South St. #160
Cerritos, California  91101                4,953,984 (1)           49.2%

National Financial, Inc.
3885 S. Decatur Blvd.,
Suite 2010 Las Vegas, Nevada 89103         1,500,000(2)            17.2%

Yvonne M. Hines
16429 Alora Ave.
Norwalk, California 90650                  1,575,700(3)            18.0%

William J. Heldman
1085 Acquiro St.
Corona, California 92879                   1,500,000(4)            17.2%

Universal Consultants, Inc.
221 E. Walnut St.,
Suite 2000 Pasadena
California  91101                          3,178,984(5)            31.6%

James T. Calo
221 E. Walnut St.,
Suite 2000 Pasadena,
California  91101                          3,178,984(6)            31.6%

Timothy N. Roberts
130 McCormick Ave.
#230 Costa Mesa,
California  92626                            632,500(7)             7.2%

TNR Development Company
130 McCormick Ave.
#230 Costa Mesa, California  92626           625,000                7.1%

Gregg R. Mulholland
(8) 947 Newhall Street
Costa Mesa, California  92627              3,053,984(9)            34.9%

Jeffrey Jacobson
(10) 947 Newhall Street
Costa Mesa, California 92627                 300,000                3.4%

David W. Ariss, Sr.
(11) 947 Newhall Street
Costa Mesa, California  92627                 50,000                  *

All Executive Officers
and Directors as a Group (3 persons)       3,403,984               38.9%

-----------------
*  Less than 1%

(1) Includes 3,178,984 shares beneficially owned by UCI, of which Mr. Carroll is a director and 50% shareholder, 1,500,000 shares beneficially owned by National Financial, Inc., of which Mr. Carroll is a director and 25% shareholder, 50,000 shares owned by Apollo One, Inc., of which Mr. Carroll is an officer and director, 25,000 shares owned by Apex One, Inc., of which Mr. Carroll is a beneficial owner, 40,000 shares owned by Certified One, Inc., of which Mr. Carroll is a beneficial owner, 100,000 shares owned by Prestige Financial, Inc., of which Mr. Carroll is a beneficial owner and 60,000 shares owned by Silver County Financial, Inc., of which Mr. Carroll is a beneficial owner. Mr. Carroll is the ex-husband of Ms. Hines and the father of Mr. Heldman.

(2) Includes 500,000 shares issuable upon exercise of a warrant for shares owned by Gregg Mulholland, 250,000 shares owned directly by NFI and 750,000 shares of Mr. Mulholland's stock held in escrow distributable to NFI pursuant to the Settlement Agreement as described in "Legal Proceedings." Pursuant to the Settlement Agreement, 1,250,000 of Mr. Mulholland's shares are distributable to NFI in exchange for which the 500,000 share warrant would be cancelled.

(3) Includes 1,500,000 shares beneficially owned by NFI, of which Ms. Hines is an officer, director and 50% shareholder, and 75,700 shares held directly by Ms. Hines, who is the ex-wife of Mr. Carroll and the mother of Mr. Heldman.

(4) Includes 1,500,000 shares beneficially owned by NFI, of which Mr. Heldman is an officer, director and 25% shareholder. Mr. Heldman is the son of Mr. Carroll and Ms. Hines.

(5) Includes 1,320,000 shares issuable upon exercise of a warrant, 55,000 shares held directly by UCI and 1,803,984 shares of Mr. Mulholland's stock held in escrow distributable to UCI pursuant to the Settlement Agreement as described in "Legal Proceedings."

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

(12) Assumes that 1,250,000 of Mr. Mulholland's Inflatables shares are transferred to NFI as contemplated in the Settlement Agreement as described in "Legal Proceedings."

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

         Inflatables' entry into the February 2000 Option Agreement was not formally approved by Inflatables' board of directors or the independent shareholders of Inflatables; however, the subsequent issuance of the 350,000 shares for $250,000 and 1,000,000 shares and their sale for $250,000 as herein described were approved by Inflatables' board of directors. In order to periodically assure Inflatables of necessary operating capital, Mr. Mulholland agreed to defer cash compensation from, and made cash advances to, American Inflatables, Inc., Further, American Inflatables, Inc. received and holds two
(2) promissory notes totaling $250,000, dated September 20, 2000, for the sale of 1,000,000 shares of its stock in a third party transaction arising from the option agreement. American Inflatables, Inc. has incurred no indebtedness or liabilities under the option agreement, and has received a complete release of all liability under the option agreement once the merger with ASDG becomes effective. All options owned by NFI under the February 2000 Option Agreement have been exercised and no options of any kind thereunder remain.

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

3.1 *     Amended and Restated Certificate of Incorporation of the Company,

3.2 *     Bylaws of the Company

4.1 *     Specimen of Common Stock Certificate

10.2 * Employment Agreement between American Inflatables, Inc. and Gregg Mulholland.

10.3 Option Agreement between Gregg Mulholland and National Financial, Inc. dated February 20, 2000. (filed herewith)

10.4 Note Payable to Universal Consultants, Inc. dated December 12, 2000. (filed herewith)

10.5 # Warrant to purchase 1,320,000 shares issued to Universal Consultants, Inc. dated December 20, 2000.

Exhibit                  Description
-------                  -----------
10.6 Guarantee of Note Payable to Universal Consultants, Inc. by Gregg Mulholland dated December 12, 2000. (filed herewith)

10.7 Note receivable from TNR DevelopmentCompany dated September 20, 2000. (filed herewith)

10.8 Security Agreement from TNR Development Company dated September 20, 2000. (filed herewith)

10.9 Note receivable from Dylans Dancehall, Inc. dated September 20, 2000. (filed herewith)

10.10 Security Agreement between American Inflatables, Inc. and Universal Consultants, Inc. dated December 12, 2000. (filed herewith)

10.11 Security Agreement from Dylans Dancehall, Inc. dated September 20, 2000. (filed herewith)

10.12 Settlement Agreement between Gregg Mulholland, American Inflatables, Inc., National Financial, Inc., William Carroll, and Universal Consultants Inc. dated December 7, 2001. (filed herewith)


         *    Incorporated by reference to the Company's Form
              10-SB12G filed with the Securities and Exchange
              Commission on August 4, 1999.

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

Date:  May 9, 2002                           By: /s/ Gregg Mulholland
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


Date:  May 9, 2002                           By: /s/ Gregg Mulholland
       -------------                             --------------------
                                                 Gregg Mulholland
                                                 Chairman of the Board
                                                 Chief Executive Officer

Date:  May 9, 2002                           By: /s/ Jeffrey Jacobsen
       -------------                             --------------------
                                                 Jeffrey Jacobsen
                                                 President
                                                 Chief Operating Officer
                                                 Director

Date:  May 9, 2002                           By: /s/ David Ariss
       -------------                             --------------------
                                                 David Ariss
                                                 Director