Form 10QSB
period 2002-03-31
AMERICAN INFLATABLES INC
filed 2002-05-15
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTER PERIOD ENDED MARCH 31, 2002

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
Yes [X] No[ ]

As of May 15, 2002, there were 8,746,346 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

                                                                 PAGE

PART I     FINANCIAL INFORMATION.................................  3

Item 1.    Financial Statements (Unaudited)......................  4

           Balance Sheet.........................................  4

           Statement of Operations for the Three Months
             Ended March 31, 2002 and 2001.......................  5

           Statement of Cash Flows For the Three Months
             Ended March 31, 2002 and 2001.......................  6

           Notes to Financial Statements
             as of March 31, 2002................................  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......  8

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

ITEM 1   Financial Statements

                           AMERICAN INFLATABLES, INC.
                                  BALANCE SHEET

                                                      MARCH 31,    December 31,
                                                       2002           2001
                                                    -----------    -----------
                                                    (UNAUDITED)

                                ASSETS
Current assets:
  Inventory.......................................  $    25,575    $    27,855
  Prepaid expenses................................       33,051         62,370
                                                    -----------    -----------
        Total current assets......................       58,626         90,225

Property and equipment, net of accumulated
  Depreciation of $85,626 and $81,044,
  Respectively....................................       77,065         81,547

Other assets......................................        6,646          6,646
                                                    -----------    -----------

TOTAL ASSETS                                        $   142,337    $   178,418
                                                    ===========    ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Cash overdraft..................................  $    19,931    $     4,792
  Notes payable...................................      330,000        330,000
  Payroll taxes payable...........................      301,007        297,446
  Sales tax payable...............................       15,772          8,363
  Accrued salary - stockholder....................      187,500        150,000
  Accounts payable and accrued expenses...........      274,843        233,472
  Advance from stockholder........................      222,370        250,865
  Customer deposits...............................      137,688         87,255
                                                    -----------    -----------
        Total current liabilities.................    1,489,111      1,362,193

Stockholders' equity
  Common stock....................................        8,746          8,746
  Additional paid in capital......................    3,272,466      3,272,466
  Note receivable.................................     (250,000)      (250,000)
  Accumulated deficit.............................   (4,377,986)    (4,214,987)
                                                    -----------    -----------
        Total stockholders' equity (deficit)......   (1,346,774)    (1,183,775)
                                                    -----------    -----------
        Total liabilities and
          stockholders' (deficit) equity            $   142,337    $   178,418
                                                    ===========    ===========

                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF OPERATIONS
                         FOR THE QUARTER ENDED MARCH 31,

                                                       2002           2001
                                                    -----------    -----------
                                                    (UNAUDITED)    (UNAUDITED)

Revenues.........................................   $   326,412    $   508,500
     Cost of goods sold..........................       163,895        230,000
                                                    -----------    -----------
Gross profit.....................................       162,517        278,500
                                                    -----------    -----------
Selling expense..................................        99,434        187,850
General and administrative expense...............       217,832         91,600
                                                    -----------    -----------
          Total..................................       317,266        279,450
                                                    -----------    -----------

Loss from operations............................       (154,749)          (950)

Interest expense................................          8,250          8,250
                                                    -----------    -----------
              Net loss ..........................   $  (162,999)   $    (9,200)
                                                    ===========    ===========
     Loss per share..............................   $     (0.02)   $     (0.00)
                                                    ===========    ===========
     Weighted average shares.....................     8,746,346      8,621,000
                                                    ===========    ===========






                   See accompanying notes to financial statements

                           AMERICAN INFLATABLES, INC.
                            STATEMENTS OF CASH FLOWS
                             QUARTER ENDED MARCH 31,

                                                       2002           2001
                                                    -----------    -----------
                                                    (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss).......................................   $  (162,999)   $    (9,200)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and amortization....................         4,482          5,600
 (Increase) Decrease in:
Prepaid expense..................................        29,319         (1,400)
Inventory........................................         2,280            -0-
Deposits.........................................           -0-         (2,000)
Increase (Decrease) in:
 Accounts payable and accrued expenses...........        89,841          6,300
 Customer deposits...............................        50,433            -0-
                                                    -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING                 13,356           (700)
  ACTIVITIES
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Advances to/from shareholder.....................       (28,495)         5,000
                                                    -----------    -----------

NET CASH USED IN INVESTMENT ACTIVITIES...........       (28,495)         5,000
                                                    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
Increase in cash overdraft.......................        15,139            -0-
                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......         15,139            -0-
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH.................            -0-          4,300

CASH AT BEGINNING OF PERIOD.....................            -0-          3,900
                                                    -----------    -----------
CASH AT END OF PERIOD...........................    $       -0-    $     8,200
                                                    ===========    ===========



                  See accompanying notes to financial statements

                    Notes to Financial Statements (Unaudited)


Note A.    BASIS OF PRESENTATION

The unaudited financial statements of American Inflatables, Inc. at March 31,2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments necessary, including normal recurring adjustments, for the financial statements not to be misleading have been made. These interim statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, and are not necessarily indicative of results of operations to be expected for the full year.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has authorized 100,000,000 shares of $.001 par value common stock. As of March 31, 2002 there were 8,746,346 shares issued and outstanding.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS. Net sales were $326,412 for the three months ended March 31, 2002, a decrease of $182,088 or 36% compared to net sales of $508,500 for the three months ended March 31, 2001. The Company generates substantially all of its sales through its attendance at various industry trade shows. The terrorist events of September 11, 2001 caused attendance at trade shows to decline significantly than the levels in prior years. Sales of the Company's products at each show attended in 2002 were less than those generated in 2001. Further, at March 31, 2002 the Company had received orders and payment for products totaling $137,688 which had not been shipped at March 31, 2002. Most of these orders were shipped in April 2002. The delay in shipment was generally a result of a shortage of fans which were received in April 2002. There were no corresponding amounts in 2001.

Gross profit as a percentage of sales for the three months ended March 31, 2002 was 50%, a decrease of 5% from 55% for the three months ended March 31, 2001. The decrease in gross profit is primarily a result of lower sales to absorb direct labor costs and a larger proportion of sales of dancers which have a higher material cost than other products.

Selling expense for the three month period ended March 31, 2002 was $99,434 (30% of revenue), a decrease of $88,416 (47%) from $187,850 (37 % of revenue) for the three month period ended March 31, 2001. This decrease in amount and as a per cent of sales is a result of the Company attending fewer trade shows in 2002 than in 2001 and sending fewer sales representatives to each show.

General and administrative expenses for the three month period ended March 31, 2002 increased $126,232 (138%) to $217,832 compared to $91,600 for the three month period ended March 31, 2001. This increase is a result of an increase in legal and accounting costs of $33,993 (173%) relating to the Company's proposed merger and an increase of $80,183 (155%) in salary costs related to increased officers compensation.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had a cash overdraft of $19,931, an increase of $15,139 from $4,792 at December 31, 2001.

Cash provided by operating activities was $13,356 during the quarter ended March 31, 2002. Use of cash in operating activities consisted mainly of the net loss for the three month period of $162,999, offset by the effects of depreciation and amortization of $4,482, the increase in customer deposits of $50,433 and fluctuations in certain assets and liabilities.

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

The Company believes that its current cash and cash equivalent balance along with the additional financing is insufficient to meet its working capital expenditures through the near term and will require the Company in seeking additional capital and/or equity. The Company is currently exploring various financing and credit facilities and is in the process of merging with American Sports Development Group, Inc.


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

In July 2001 the FASB issued SFAS 141, "Business Combination" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30,2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 applied to the Company beginning January 1, 2002. The implementation of these pronouncements has not have a significant effect on the Company's financial statements.

                           PART II  OTHER INFORMATION


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

                None

           b) Reports on Form 8-K

                None.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2002                         By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 15, 2002                         By:  /s/ Gregg Mulholland
                                            ---------------------------
                                                Gregg Mulholland
                                                Chairman of the Board
                                                Chief Executive Officer

Date:  May 15, 2002                         By:  /s/ Jeffrey Jacobsen
                                            ---------------------------
                                                Jeffrey Jacobsen
                                                Chief Operating Officer
                                                Director

Date: May 15, 2002                          By:  /s/ David Ariss
                                            ---------------------------
                                                David Ariss
                                                Director