Form 10QSB
period 2002-06-30
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2002-08-14
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

[   ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the transition period from _________ to ___________


                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        Commission File Number 0 - 26943


Delaware                                                      95-4695878
--------                                                      ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

155 Verdin Road, Greenville, SC                               29607
-------------------------------                               -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: 864-458-7221


                           American Inflatables, Inc.
                    947 Newhall Street, Costa Mesa, CA 92627
                    ----------------------------------------
         (Former Name and Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes____X_____   No___________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2002 there were 61,806,737 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART  I. FINANCIAL INFORMATION                                                 1

  Item 1.  Financial Statements:                                               1

           Consolidated Balance Sheet at June 30, 2002 and
           December 31, 2001                                                   1

           Consolidated Statements of Income for the Three and Six Months
           Ended June 30, 2002 and June 30, 2001                               2

           Consolidated Statement of Cash Flows for the Three and Six
           Months Ended June 30, 2002 and June 30, 2001                        4

           Notes to Consolidated Financial Statements                          5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and results of Operations                                           8


PART  II OTHER INFORMATION                                                    12

   Item 1.  Legal Proceedings                                                 12

   Item 2.  Changes in Securities                                             12

   Item 6.  Exhibits and Reports on Form 8-K                                  13

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.


            AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        June 30, 2002           December 31, 2001
                                                         (unaudited)
                              ASSETS
Current Assets:
Cash and Cash Equivalents                                $   322,658            $     304,239
Accounts receivable                                        1,811,529                2,607,121
Other Receivables- employees                                  33,187                   27,247
Recoverable income taxes                                     110,469                   84,419
Note receivable                                                    0                   30,000
Loans receivable- related parties                             20,000                   95,554
Prepaid and other current assets                              18,948                  150,360
Inventory                                                  2,692,304                2,311,065
                                                  -------------------------------------------------
Total Current Assets                                       5,009,095                5,610,005

Property and Equipment-net of accumulated
  depreciation and amoritzation of $682,778 and
  $579,578, respectively                                     576,757                  601,864
Goodwill, net of accumulated amortization of
  $69,952 and $69,952, respectively                        2,107,389                  529,112
Other intangibles,net of accumulated amortization
  of $31,600 and $25,350, respectively                       505,900                  241,150

 Other assets                                                 66,515                   53,060
                                                  -------------------------------------------------
                           TOTAL ASSETS                  $  8,265,656           $   7,035,191
                                                  =================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit                                         1,066,073               1,086,074
Accounts payable and accrued expenses                       4,110,975               4,164,863
Due to affiliate                                              241,257                 247,577
Notes payable-current portion                                 458,908                 649,876
                                                  --------------------------------------------------
Total Current Liabilities                                   5,877,213               6,148,390

Notes payable,less current portion                             13,184                  64,924

                         TOTAL LIABILITIES                  5,890,397               6,213,314


                       STOCKHOLDERS' EQUITY
Note receivable                                              (150,000)
Preferred stock-0 par value , authorized 20,000,000 shares,
Common Stock - $.001 par value,  authorized 100,000,000
  shares, 5,948,295 shares and 61,806,737 shares
  issued and outstanding at December 31, 2001 and
  June 30, 2002, respecitively                                  61,807                  5,948
Additional Paid-In Capital                                   1,962,381                216,485
Retained Earnings                                              501,071                599,444
                                                  ---------------------------------------------------
Total Stockholders' Equity                                   2,375,259                821,877
                                                  ---------------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 8,265,656           $ 7,035,191
                                                  ===================================================

  See accompanying notes to consolidated financial statements.

         AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (unaudited)


                                                                     2002              2001
                                                                     ----              ----

Net sales                                                 $    5,503,811        $    6,427,437
Cost of sales                                                  4,390,878             5,304,749
                                                         ---------------------------------------
Gross profit                                                   1,112,933             1,122,688

Selling, general and administrative expenses                   1,260,342             1,123,991

                                                         ---------------------------------------
Income (loss) from operations                                   (147,409)               (1,303)

Other income (expense):
  Interest expense, net                                          (24,165)              (32,195)
  Other income                                                    11,155                 1,000

                                                         ----------------------------------------
Income (loss) before income taxes                                (160,419)             (32,498)

Income tax expense (benefit)                                      (39,938)             (12,002)
                                                         ----------------------------------------

Net income (loss)                                         $      (120,481)      $      (20,496)
                                                         ========================================

Net income (loss) per common share
                                                         -----------------------------------------
  Basic and diluted                                       $         (0.00)      $        (0.00)
                                                         =========================================

                                                         -----------------------------------------
Weighted average shares outstanding                             33,322,959             5,948,295
                                                         =========================================

  See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (unaudited)



                                                                2002                       2001
                                                                ----                       ----

Net sales                                                 $     11,539,947      $     12,794,963
Cost of sales                                                    9,204,169            10,403,851
                                                         -----------------------------------------
Gross profit                                                     2,335,778             2,391,112

Selling, general and administrative expenses                     2,435,722             2,142,814

                                                         ------------------------------------------
Loss from operations                                               (99,944)              248,298

Other income (expense):
  Interest expense, net                                            (43,687)              (64,608)
  Other income                                                      19,208                 1,000

                                                         -------------------------------------------
Income (loss) before income taxes                                 (124,423)              184,690

Income tax expense (benefit)                                       (26,050)               70,977

                                                         --------------------------------------------
Net income (loss)                                         $        (98,373)     $        113,713
                                                         ============================================

Net income (loss) per common share
                                                         ---------------------------------------------
  Basic and diluted                                       $          (0.00)     $           0.02
                                                         =============================================

                                                         ---------------------------------------------
Weighted average shares outstanding                              39,271,254             5,948,295
                                                         =============================================

  See accompanying notes to consolidated financial statements.


            AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (unaudited)

                                                               2002                      2001
                                                               ----                      ----
Cash flows from operating activities:
Net income (loss)                                      $    (98,373)            $      113,713
Adjustments  to reconcile  Net income  (loss)
to net cash  provided by operating activities:
  Depreciation and amortization                             110,926                   120,536
  Bad debt expense                                           25,961                    42,882

  (Increase) decrease in accounts receivable                769,631                  (502,786)
  Increase in other receivables                              (5,940)                 (101,041)
  (Increase) decrease in recoverable income taxes           (26,050)                    3,862
  (Increase) decrease in inventory                         (368,467)                   23,676
  Decrease in prepaid expenses                              167,546                    49,732
  Decrease in due from affiliates                            75,554                      -
  Increase in other assets                                  (11,231)                  (28,000)
  Increase (decrease) in accounts payable and
  accrued expneses                                         (453,889)                  284,430
  Increase (decrease) in due to affiliate                    (6,320)                   18,472
  Increase in income taxes payable                              -                      66,938


                                                  -------------------------------------------
Total cash provided by operating activities                 179,348                    92,414

Cash flows from investing activities:
  Purchase of fixed assets                                   (7,221)                     -
  Cash paid for acquisition                                     -                     (41,230)
  Acquisition of domain name                                (21,000)                  (69,000)
  Decrease in notes receivable                              130,000                      -
  Goodwill from acquisition
  Intangible asset from acquisition

                                                  --------------------------------------------
Net cash from (used by) investing activities                101,779                  (110,230)

Cash flows from financing activities:
  Proceeds under bank line of credit                      3,779,000                   271,244
  Payments under bank line of credit                     (3,799,000)                 (202,125)
  Repayment of notes payable                               (242,708)                     -
  Issuance of stock for acquisition

                                                   --------------------------------------------
Net cash (used) provided by financing activities           (262,708)                   69,119


Net increase in cash and cash equivalents                    18,419                    51,303
Cash and cash equivalents - beginning of period             304,239                   241,787
                                                   ---------------------------------------------
Cash and cash equivalents -end of period                 $  322,658             $     293,090
                                                   =============================================

Supplemental disclosure of cash flow information:
Cash paid during period for:
  Interest                                               $   44,192                    50,774
  Income taxes                                           $     -                         -


  See accompanying notes to consolidated financial statements.

                        AMERICAN SPORTS DEVELOPMENT GROUP
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements include the accounts of American Sports Development Group, Inc., American Inflatables, Inc., and Subsidiaries (the Company), incorporated under the law of the state of Delaware on August 5, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

LINE OF BUSINESS

The Company is primarily a wholesaler of equipment and supplies used in the paintball game industry. Sales are made to retailers throughout the United States, as well as Europe. The company owns and operates retail stores in Greenville, SC, Paramount, CA and Irving, TX. The Company also owns ILM, Inc., an independent insurance agent representing several insurance companies/brokers who insure mostly paintball fields, stores, distributors and manufacturers. ILM is also a wholesaler of paintball related soft goods products. In addition, the company's subsidiary American Inflatables, Inc. manufactures and markets inflatable products used for advertising purposes by a wide array of retail and industrial customers. (See "Acquisition" below.)

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 2001, as contained in the Company's report on Form 10-QSB filed with the Securities and Exchange Commission on April 16, 2002 and in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 of the Company's wholly-owned subsidiary Paintball Incorporated (formerly known as American Sports Development Group, Inc. and National Paintball Supply Company, Inc.) as contained in the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on July 31, 2002. In the opinion of the management of the Company, the interim unaudited financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges to customers. Revenues from broker commission and association dues are recognized when premiums are billed to clients.

NOTE 2.           NOTE RECEIVABLE

In September 2001, the Paintball Incorporated entered into an agreement with a competitor to sell the "National Paintball Supply" and other logos for $300,000. At December 31, 2001 the balance due Paintball Incorporated was $30,000, which was received during the first quarter of 2002.

NOTE 3.           ACQUISITION

On May 17, 2002, the Company (then known as American Inflatables, Inc.) acquired American Sports Development Group, Inc., a South Carolina corporation formerly known as National Paintball Supply Company, Inc. ("Paintball"). For accounting purposes, the transaction was treated as the acquisition of the Company by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball making Paintball a wholly owned subsidiary of the Company.

In June 2002, after the reverse acquisition, the Company was restructured as follows:

     (1) Paintball's wholly-owned subsidiary Paintball Incorporated was merged into Paintball with Paintball as the surviving company but with its name changed from "American Sports Development Group, Inc." to "Paintball Incorporated";

     (2) The Company changed its name from "American Inflatables, Inc." to "American Sports Development Group, Inc." by means of a merger with a wholly owned shell subsidiary formed for the purpose of effecting the name change; and

     (3)  The  Company  formed  a  new  Delaware   subsidiary   named  "American
          Inflatables, Inc." and transferred the assets and liabilities of its pre-acquisition inflatable advertising business down to the new subsidiary.

The result was that the Company survived as the parent company with the name "American Sports Development Group, Inc." and with two wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the paintball gaming business and (2) the new American Inflatables, Inc., a Delaware corporation, conducting the inflatable advertising business. The Company's stock symbol was also changed from "BLMP" to "ASDP"
(sic).

The Company has assigned a value of $1,801,747 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties.

The excess of the purchase price over the fair value of the net assets acquired is estimated to total $1,828,278. Of this amount, $250,000 has been accounted for as an intangible asset representing the fair value of custom design patterns and customer lists, and will be amortized over its remaining useful life of 5 years. The remaining $1,578,278 has been classified as Goodwill and its value will be tested for impairment at least annually. The Company has accounted for this transaction as a purchase as of the date of acquisition.

NOTE 4.           PRO FORMA FINANCIAL INFORMATION

The following summarized unaudited pro forma financial information assumes the acquisition described in Note 3 above had occurred on January 1 of each of the periods presented. The summarized unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of actual results that would have been realized had the acquisition occurred at the assumed dates and is not necessarily indicative of future results. The following summarized unaudited pro forma financial information does not reflect any potential benefits from cost savings or synergies expected to be realized following the acquisition.

                                                          Six Months Ended
                                              June 30, 2002       June 30, 2001
                                              -------------       -------------

Sales                                          $12,010,649          $13,697,363
Income from continuing operations                 (431,864)             183,998
Net income                                        (445,476)              32,913
Net income per share - basic and diluted             (0.01)                0.00




NOTE 5.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" were issued. SFAS 141 requires that all business combinations initiated after June 20, 2001 be accounted for using the purchase method and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria.

SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. The new standard requires that all goodwill and indefinite lived intangible assets, including those acquired before initial application of

SFAS 142, not be amortized systematically but will rather be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not recorded expense related to goodwill amortization for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company recorded expense related to the amortization of goodwill of $7,335 and $14,635, respectively.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements  in this  report  that are not  reported  financial  results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements include, but are not limited to, statements concerning the Company's future plans and strategies, prices of the Company's products, levels of demand for such products, assessments of market conditions and capital spending plans. The words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward looking statements are management's estimates and involve numerous risks and uncertainties and can cause actual results to differ materially from those expressed or implied in the forward-looking statement. The risks and uncertainties relating to the forward-looking statements in this report include, but are not limited to, difficulties in assimilating its recent acquisition, the Company's dependence upon its Chief Executive Officer, competitive pressures within the industry, concentration of voting control of the Company's common stock, lack of an established market for the Company's common stock and the need for additional capital to be raised for future expansion, and those described under the caption "Cautionary Statement Regarding Forward-Looking Information" in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

The Company's results of operations for the six months ended June 30, 2002 include the results of operations of American Inflatables, Inc.(Inflatables) from the date of acquisition, May 17, 2002, through June 30, 2002. Results of operations for the same period of the prior year do not include any effect of this acquisition. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

During the six months ended June 30, 2002, the Company's sales (excluding Inflatables) declined $1,378,853 compared to the same period of the prior year. This decrease is partially attributable to high levels of industry competition and resulting pressure on product prices. This competitive pressure is noted most particularly among commodity products such as paintballs and to a lesser extent among markers (paintball guns) and accessories. In addition, the Company shipped approximately $2,151,000 less of paintball products to The Sports

Authority, Inc. during the first six months of 2002 compared to the first half of 2001 due to disagreements in payment policies. Partly offsetting the drop in sales was an increase in gross margin from 18.6% during the first six months of 2001 to 20% during the same period in 2002, due in part to the above mentioned lack of lower margin shipments to The Sports Authority, Inc.

Selling, general and administrative costs (excluding Inflatables) increased by $176,813 during the first six months of 2002 compared to the same period of 2001. This increase is attributable primarily to higher legal and professional fees incurred in 2002 related to the Company's reverse acquisition of Inflatables during the second quarter of 2002. SG&A expenses represented 20.3 percent of sales in 2002 compared to 16.7 percent of sales during 2001, reflecting both the higher level of expense and the lower sales level during the first half of 2002 compared to the first half of 2001.

Interest expense for the first six months of 2002 declined approximately $21,000, or 32 percent, compared to the first six months of the prior year, due mainly to lower interest rates on the Company's bank line of credit.

A benefit for income taxes recoverable, based on the pre-tax loss (excluding Inflatables) has been provided at statutory rates. No such benefit has been provided for Inflatables since the realization of future earnings to absorb a tax loss carryforward is uncertain at this time.

         THREE MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

The Company's results of operations for the three months ended June 30, 2002 include the results of operations of American Inflatables, Inc. (Inflatables) from the date of acquisition, May 17, 2002, through June 30, 2002. Results of operations for the same period of the prior year do not include any effect of this acquisition. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

Sales for the three months ended June 30, 2002 (excluding Inflatables) declined by $1,047,463, or 16 percent compared to the same period last year. This decrease resulted from high levels of competitive pressure on product pricing and the Company's decision to not pursue further sales in 2002 to The Sports Authority, Inc. due to disagreements in payment policies. During the second quarter of 2002, the Company shipped approximately $1,564,000 less product to this customer than during the same period last year.

Much of the sales shortfall in the first three months of 2002 was offset by an increase in gross margins (excluding Inflatables) to 19.7% in the second quarter of 2002 from 17.5% in the same period last year.

Selling, general and administrative costs (excluding Inflatables) increased by $20,256 during the second quarter of 2002 compared to the same period of 2001. This increase is attributable primarily to higher legal and professional fees incurred in 2002 related to the Company's reverse acquisition of Inflatables during the second quarter of 2002. SG&A expenses represented 21.3 percent of sales in the second quarter of 2002 compared to 17.5 percent of sales during 2001's second quarter, reflecting both the higher level of expense and the lower sales level during the second quarter of 2002 compared to the same quarter of 2001.

Interest expense, net for the second quarter of 2002 declined $8,030 compared to the same period last year, due mainly to lower rates of interest on the company's bank line of credit.

A benefit for income taxes recoverable, based on the pre-tax loss (excluding Inflatables) has been provided at statutory rates. No such benefit has been provided for Inflatables since the realization of future earnings to absorb a tax loss carryforward is uncertain at this time.

ACQUISITION

On May 17, 2002, the Company (then known as American Inflatables, Inc.) acquired American Sports Development Group, Inc., a South Carolina corporation formerly known as National Paintball Supply Company, Inc. ("Paintball"). For accounting purposes, the transaction was treated as the acquisition of the Company by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball making Paintball a wholly owned subsidiary of the Company.

In June 2002, after the reverse acquisition, the Company was restructured as follows:

(1) Paintball's wholly-owned subsidiary Paintball Incorporated was merged into Paintball with Paintball as the surviving company but with its name changed from "American Sports Development Group, Inc." to "Paintball Incorporated";

(2) The Company changed its name from "American Inflatables, Inc." to "American Sports Development Group, Inc." by means of a merger with a wholly owned shell subsidiary formed for the purpose of effecting the name change; and

(3)  The  Company  formed  a new  Delaware  subsidiary  named
     "American Inflatables, Inc." and transferred the assets and liabilities of its pre-acquisition inflatable advertising business down to the new subsidiary.

The result was that the Company survived as the parent company with the name "American Sports Development Group, Inc." and with two wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the paintball gaming business and (2) the new American Inflatables, Inc., a Delaware corporation, conducting the inflatable advertising business. The Company's stock symbol was also changed from "BLMP" to "ASDP"
(sic).

The Company has assigned a value of $1,801,747 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties.

The excess of the purchase price over the fair value of the net assets acquired is estimated to total $1,828,278. Of this amount, $250,000 has been accounted for as an intangible asset representing the fair value of custom design patterns and customer lists, and will be amortized over its remaining useful life of 5 years. The remaining $1,578,278 has been classified as Goodwill and its value will be tested for impairment at least annually. The Company has accounted for this transaction as a purchase as of the date of acquisition.

As noted above, the results of operations for the second quarter and the first six months of 2002 include those of Inflatables from the date of acquisition (May 17, 2002) to the end of the period, while no such results are included in the comparable periods of 2001. Inflatables sales since its acquisition were approximately $124,000 and it incurred a net loss of approximately $57,000.

Since May 17, 2002, the Company has taken steps to improve Inflatables' financial results. Inflatables has historically generated sales through leads obtained at various industrial trade shows. In a revamping of Inflatables' sales strategy, the Company has shifted its marketing emphasis to more cost effective methods of generating sales, such as advertising in industry trade magazines and the use of the Company's broadcast fax capabilities. The Company has also restructured Inflatables' management, reduced overhead and invested in new productivity software. In addition, the Company has recently completed the transfer of Inflatables' manufacturing operations from California to South Carolina.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its capital requirements through a combination of internally generated cash and borrowings on its bank line of credit.

During the six months ended June 30, 2002, the Company generated $179,348 in cash from operating activities compared to $92,414 for the same period last year. Lower working capital requirements, partly offset by lower results of operations in 2002 were responsible for the increase in cash provided by operations.

Cash flow from investing activities was favorably affected in the first six months of 2002 by the collection of $130,000 from two notes receivable. The company also recognized additional goodwill and other intangibles, net of $1,578,278 and $243,750, respectively, from its reverse acquisition of Inflatables at May 17, 2002. The Company issued stock valued at $1,801,757 in compensation for the transaction. There was no cash effect from the transaction.

Cash flows from financing activities for the six months ended June 30, 2002 included payments of notes payable of $242,708 and net payments on the Company's bank line of credit of $20,000.

The Company has a $1,400,000 line of credit with South Trust Bank, which was payable on May 16, 2002. The line of credit has been extended to August 16,

2002. The line of credit bears interest at prime rate payable on a monthly basis. At June 30, 2002 and December 31, 2001, borrowings under this line of credit were $1,066,073 and $1,086,074, respectively.

Prior to the Company's acquisition of Paintball, the Company failed to pay to federal and state taxing authorities an aggregate of approximately $317,000 in payroll income tax withholdings. As of June 30, 2002, this amount had increased to approximately $322,000 and is included in the accompanying Consolidated Balance Sheet in "Accounts payable and accrued expenses". The Company intends to pay these withholdings.

The Company is currently undergoing a California state sales tax audit related to sales Paintball made from Texas. Final results of this audit are not yet known, but the Company estimates its total liability at approximately $100,000.


PART II.

ITEM 1.  LEGAL PROCEEDINGS.

On July 23, 2002, the Company filed suit against The Sports Authority, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. The complaint alleges that The Sports Authority, Inc. (1) conspired with certain persons to order paintball markers (guns) from the Company, falsely claimed the paintball guns were defective, refused to pay the Company for the paintball guns and then resold or otherwise used the paintball guns, (2) engaged in unfair trade practices under South Carolina law that damaged and continue to damage the Company in an amount in excess of $1,000,000 and (3) converted the Company's property. The Company seeks actual damages of $1,000,000, an additional amount equal to three times actual damages, consequential and incidental damages, costs and attorney's fees and punitive damages. The parties are in the early stages of discovery.

ITEM 2.  CHANGES IN SECURITIES.

During the fiscal quarter ended June 30, 2002, the Company issued common stock in the transactions described below that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that all of the following transactions were exempt from such registration pursuant to Section 4(2) of the Securities Act.

1. On April 1, 2002, the Company issued a convertible note in the principal amount of $30,000 bearing interest at an annual rate equal to10% that was convertible into 200,000 shares of the Company's common stock. The note was issued to Spartan Limited Partnership, the general partner of which is an employee of Paintball Incorporated. The note was converted in accordance with its terms on June 27, 2002.

          2. On May 16, 2002, the Company issued 653,232 shares of its common stock to Gregg Mulholland, the President and Chief Executive Officer and a director and substantial shareholder of the Company in satisfaction of $206,250 in accrued unpaid salary and $211,819 of cash advances by Mr. Mulholland to the Company.

          3. On May 16, 2002, the Company issued 175,000 shares of its common stock to Dale Paisley, a consultant who performed many of the duties ordinarily performed by a chief financial officer prior to the Company's acquisition of Paintball, in satisfaction of $100,000 of accrued payables owed to Mr. Paisley.

          4. On May 16, 2002, the Company issued 100,000 shares of its common stock to Jeff Jacobson, the Company's chief operating officer prior to the Company's acquisition of Paintball, in satisfaction of oral promises made to Mr. Jacobson by the Company's chief executive officer prior to the Paintball acquisition, Gregg Mulholland.

          5. On May 17, 2002, in accordance with the Company's acquisition of Paintball Incorporated, the Company issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball, making Paintball a wholly owned subsidiary of the Company.



  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On June 3, 2002, the Company filed a report on Form 8-K dated May 17, 2002 reporting under Item 2 the Company's acquisition of American Sports Development Group, Inc., formerly known as National Paintball Supply Company, Inc. and now known as Paintball Incorporated. On July 31, 2002, the Company filed an amendment to this report on Form 8-K, which amendment included the financial statements of Paintball Incorporated and the pro forma financial information required by Items 7(a) and (b) of Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2002

                                         American Sports Development Group, Inc.


                                          By:  /s/ William R. Fairbank
                                          -----------------------------------
                                          William R. Fairbanks
                                          President and Chief Executive Officer

EXHIBITS

     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    EXHIBIT 99.1

                       CERTIFICATE PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

William R. Fairbanks, the chief executive officer of American Sports Development Group, Inc. (the "Company"), hereby certifies that to the best of his knowledge:

     1. The Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.


Date:  August 14, 2002.

                                            /s/ William R. Fairbanks
                                         ---------------------------------------
                                         William R. Fairbanks,
                                         President and Chief Executive Officer

                                                                    EXHIBIT 99.2
                       CERTIFICATE PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

William B. Kearney, a consultant performing certain services for American Sports Development Group, Inc. (the "Company") commonly performed by a chief financial officer, hereby certifies that to the best of his knowledge:

     1. The Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.



Date:  August 14, 2002.                    /s/ William Kearney
                                         ---------------------------------------
                                         William Kearney
                                         Consultant performing certain services
                                         for the Company commonly performed by a
                                         a chief financial officer