Form 10QSB/A
period 2002-06-30
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2002-09-10
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ___________


                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        Commission File Number 0 - 26943


Delaware                                                      95-4695878
--------                                                      ----------
(State or other jurisdiction                                 (IRS Employer
of incorporation)                                          Identification No.)

155 Verdin Road, Greenville, SC                               29607
-------------------------------                               -----
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
               Yes     X               No
                   ----------              -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2002 there were 61,806,737 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

The text of Part II, Item 2 set forth below replaces in its entirety the text of
Part II, Item 2 set forth in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002.

PART II.

ITEM 2.  CHANGES IN SECURITIES.

During the fiscal quarter ended June 30, 2002, the Company issued common stock in the transactions described below that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that all of the following transactions were exempt from such registration pursuant to Section 4(2) of the Securities Act.

1. On April 1, 2002, the Company issued a convertible note in the principal amount of $30,000 bearing interest at an annual rate equal to10% that was convertible into 200,000 shares of the Company's common stock. The note was issued to Spartan Limited Partnership, the general partner of which is an employee of Paintball Incorporated. The note was converted in accordance with its terms on June 27, 2002.
2. On May 16, 2002, the Company issued 653,232 shares of its common stock to Gregg Mulholland, the President and Chief Executive Officer and a director and substantial shareholder of the Company in satisfaction of $206,250 in accrued unpaid salary and $211,819 of cash advances by Mr. Mulholland to the Company.
3. On May 16, 2002, the Company issued 175,000 shares of its common stock to Dale Paisley, a consultant who performed many of the duties ordinarily performed by a chief financial officer prior to the Company's acquisition of Paintball, in satisfaction of $100,000 of accrued payables owed to Mr. Paisley.
4. On May 16, 2002, the Company issued 100,000 shares of its common stock to Jeff Jacobson, the Company's chief operating officer prior to the Company's acquisition of Paintball, in satisfaction of oral promises made to Mr. Jacobson by the Company's chief executive officer prior to the Paintball acquisition, Gregg Mulholland.
5. On May 17, 2002, in accordance with the Company's acquisition of Paintball Incorporated, the Company issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball, making Paintball a wholly owned subsidiary of the Company.
6. On May 17, 2002, in connection with the Company's acquisition of Paintball Incorporated, Universal Consultants, Inc. ("UCI") exercised a warrant dated December 20, 2000 to acquire 1,320,000 shares of the Company's common stock at an exercise price of $0.25 per share (for an aggregate exercise price of $330,000). The exercise price was paid by the forgiveness of the entire principal amount of a $330,000 promissory note issued by the Company to UCI on December 12, 2000.


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


Date:  August 20, 2002

                                 American Sports Development Group, Inc.



                                 By: /s/ William R. Fairbanks
                                    ---------------------------------------
                                    William R. Fairbanks
                                    President and Chief Executive Officer


EXHIBITS

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.