Form 10QSB
period 2002-09-30
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2002-11-06
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X    SECURITIES EXCHANGE ACT OF 1934
   ---
               For the quarterly period ended September 30, 2002

         TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ___________


                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                        Commission File Number 0 - 26943


Delaware                                                  95-4847818
--------                                                  ----------
(State or other                                          (IRS Employer
jurisdiction of incorporation)                         Identification No.)

155 Verdin Road, Greenville, SC                               29607
-------------------------------                               -----
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
Yes    X      No
    --------    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2002 there were 62,540,835 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.

                                      INDEX


                                                                                        Page No.

PART  I. FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheet at September 30, 2002 and
                  December 31, 2001                                                       3

                  Consolidated  Statements  of  Income  for the  Three  and Nine
                  Months Ended September 30, 2002 and September 30, 2001                  4

                  Consolidated Statement of Cash Flows for the Nine
                  Months Ended September 30, 2002 and September 30, 2001                  6

                  Notes to Consolidated Financial Statements                              7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and results of Operations                                               10

         Item 3.  Controls and Procedures                                                 15


PART  II OTHER INFORMATION


         Item 2.  Changes in Securities                                                   16

         Item 6.  Exhibits and Reports on Form 8-K                                        17





                    AMERICAN SPORTS DEVELOPMENT GROUP INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS



                                                                                  September 30, 2002         December 31, 2001
                                                                                      (unaudited)
                                                                                      -----------
                               ASSETS

Current Assets:
Cash and cash Equivalents                                                           $    448,285              $    304,239
Accounts receivable                                                                    1,693,195                 2,607,121
Other receivables- employees                                                              40,001                    27,247
Recoverable income taxes                                                                 257,968                    84,419
Note receivable                                                                                -                    30,000
Loans receivable- related parties                                                              -                    95,554
Prepaid and other current assets                                                          13,362                   150,360
Inventory                                                                              2,448,259                 2,311,065
                                                                                    ------------              ------------
Total Current Assets                                                                   4,901,070                 5,610,005

Property and Equipment-net of accumulated depreciation
and amoritzation of $734,378 and $579,578, respectively                                  539,775                   601,864
Goodwill, net of accumulated amortization of $69,952 and
$69,952, respectively                                                                  2,090,721                   529,112
Other intangibles,net of accumulated amortization of
$71,188 and $25,250, respectively                                                        469,812                   241,150

Other assets                                                                              70,625                    53,060
                                                                                    ------------              ------------
                            TOTAL ASSETS                                            $  8,072,003              $  7,035,191
                                                                                    ============              ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line of credit                                                                    1,380,909                 1,086,074
Accounts payable and accrued expenses                                                  3,859,572                 4,164,863
Due to affiliate                                                                         252,838                   247,577
Notes payable-current portion                                                            383,252                   649,876
                                                                                    ------------              ------------
Total Current Liabilities                                                              5,876,571                 6,148,390

Notes payable,less current portion                                                             -                    64,924

                          TOTAL LIABILITIES                                            5,876,571                 6,213,314

                        STOCKHOLDERS' EQUITY
Note receivable                                                                         (150,000)
Preferred stock-0 par value , authorized 20,000,000 shares,
Common Stock - $.001 par value,  authorized 100,000,000
shares, 5,948,295 shares and 62,540,835 shares
issued and outstanding at December 31, 2001 and
September 30, 2002, respectively                                                          62,541                     5,948
Additional Paid-In Capital                                                             2,140,931                   216,485
Retained Earnings                                                                        141,960                   599,444
                                                                                    ------------              ------------
Total Stockholders' Equity                                                             2,195,432                   821,877
                                                                                    ------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  8,072,003              $  7,035,191
                                                                                    ============              ============

See accompanying notes to consolidated financial statements.


                           AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              (unaudited)


                                                                    2002                       2001
                                                                    ----                       ----

Net sales                                                       $ 4,086,252                $ 4,370,733
Cost of sales                                                     3,102,012                  3,431,443
                                                                -----------                -----------
Gross profit                                                        984,240                    939,290

Selling, general and administrative expenses                      1,465,253                  1,023,325

                                                                -----------                -----------
Income (loss) from operations                                      (481,013)                   (84,035)

Other income (expense):
Interest expense, net                                               (21,395)                   (30,733)
Other income                                                         (4,105)                   302,300

                                                                -----------                -----------
Income (loss) before income taxes                                  (506,513)                   187,532

Income tax expense (benefit)                                       (147,402)                    77,601

                                                                -----------                -----------
Net income (loss)                                               $  (359,111)               $   109,931
                                                                ===========                ===========

Net income (loss) per common share
Basic and diluted                                                   $ (0.01)                    $ 0.02
                                                                ===========                ===========

Weighted average shares outstanding                              61,830,875                  5,948,295
                                                                ===========                ===========

See accompanying notes to consolidated financial statements.



                      AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          (unaudited)


                                                                   2002                       2001
                                                                   ----                       ----

Net sales                                                      $ 15,626,199               $ 17,165,696
Cost of sales                                                    12,306,181                 13,835,294
                                                               ------------               ------------
Gross profit                                                      3,320,018                  3,330,402

Selling, general and administrative expenses                      3,900,975                  3,166,139
                                                               ------------               ------------
Income (Loss) from operations                                      (580,957)                   164,263

Other income (expense):
Interest expense, net                                               (65,082)                   (95,341)
Other income                                                         15,103                    303,300
                                                               ------------               ------------
Income (loss) before income taxes                                  (630,936)                   372,222

Income tax expense (benefit)                                       (173,452)                   148,578
                                                               ------------               ------------
Net income (loss)                                              $   (457,484)              $    223,644
                                                               ============               ============

Net income (loss) per common share
Basic and diluted                                              $      (0.01)              $       0.04
                                                               =============              ============

Weighted average shares outstanding                              33,783,278                  5,948,295
                                                               =============              ============

See accompanying notes to consolidated financial statements.



                    AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         (unaudited)

                                                                                            2002                      2001
                                                                                            ----                      ----

Cash flows from operating activities:
Net income (loss)                                                                    $  (457,484)                $  223,644
Adjustments to reconcile Net income (loss) to net cash provided by  (used for) operating activities:
Depreciation and amortization                                                            200,638                   185,854
Bad debt expense                                                                          44,216                    49,600
(Increase) decrease in accounts receivable                                               869,710                  (533,325)
Increase in other receivables                                                            (12,754)                 (100,516)
(Increase) decrease in recoverable income taxes                                         (173,549)                    3,862
(Increase) decrease in inventory                                                        (124,422)                  260,679
Decrease in prepaid expenses                                                             173,132                    49,732
(Increase) decrease in due from affiliates                                                95,554                   (33,722)
Increase in other assets                                                                 (15,341)                  (55,951)
Decrease in accounts payable and accrued expenses                                       (679,341)                  (13,512)
Increase in due to affiliate                                                               5,261                    41,701
Increase in income taxes payable                                                               -                   144,538
                                                                                      ----------                ----------
Total cash provided by (used for) operating activities                                   (74,380)                  222,584

Cash flows from investing activities:
Purchase of fixed assets                                                                 (20,361)                  (43,074)
Cash paid for acquisition                                                                      -                  (122,835)
Acquisition of domain name                                                               (24,500)                  (84,450)
(Increase) decrease in notes receivable                                                  130,000                  (150,000)
                                                                                      ----------                ----------
Total cash provided bv (used for) by investing activities                                 85,139                  (400,359)

Cash flows from financing activities:
Proceeds under bank line of credit                                                     6,088,909                 5,581,000
Payments under bank line of credit                                                    (5,794,074)               (5,060,000)
Repayment of notes payable                                                              (331,548)                 (306,190)
Sale of common stock                                                                     170,000                         -
                                                                                      ----------                ----------
Total cash  provided by financing activities                                             133,287                   214,810


Net increase in cash and cash equivalents                                                144,046                    37,035
Cash and cash equivalents - beginning of period                                          304,239                   241,787
                                                                                      ----------                ----------
Cash and cash equivalents - end of period                                             $  448,285                $  278,822
                                                                                      ==========                ==========

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest                                                                              $   65,588                $   97,017
Income taxes                                                                          $        -                $        -

See accompanying notes to consolidated financial statements.


                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements include the accounts of American Sports Development Group, Inc. and Subsidiaries (the Company), incorporated under the law of the state of Delaware on August 5, 1998. Results of operations of American Inflatables, Inc. are included in the accompanying unaudited interim Consolidated Statements of Income from May 17, 2002, its date of acquisition. (See "Acquisitions" below.) All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 2001, as contained in the Company's reports on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002 and an amendment thereto filed on May 9, 2002, and in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 of the Company's wholly-owned subsidiary Paintball Incorporated (formerly known as American Sports Development Group, Inc. and National Paintball Supply Company, Inc.) as contained in the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on July 31, 2002. In the opinion of the management of the Company, the interim unaudited financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

Revenue Recognition

The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges to customers. Revenues from broker commission and association dues are recognized when premiums are billed to clients.

NOTE 2.           NOTE RECEIVABLE

In September 2001, Paintball Incorporated entered into an agreement with a competitor to sell the "National Paintball Supply" and other logos for $300,000. At December 31, 2001 the balance due Paintball Incorporated was $30,000, which was received during the first quarter of 2002.

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

The Company has assigned a value of $1,801,757 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties.

The excess of the purchase price over the fair value of the net assets acquired is estimated to total approximately $1,800,000. Of this amount, $250,000 has been accounted for as an intangible asset representing the fair value of custom design patterns and customer lists, and is being amortized over its remaining useful life of 5 years. Approximately $1,560,000 has been classified as Goodwill and its value will be tested for impairment at least annually. The Company has accounted for this transaction as a purchase as of the date of acquisition.

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

                                                                     Nine Months Ended
                                                     Sept. 30, 2002                     Sept. 30, 2001
                                                     --------------                     --------------

Sales                                                 $16,096,901                       $17,427,396
Loss from continuing operations                          (912,877)                          (49,837)
Net income (loss)                                        (795,087)                            9,544
Net income (loss) per share:
         Basic and diluted                            $     (0.01)                            $0.00



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

SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. The new standard requires that all goodwill and indefinite lived intangible assets, including those acquired before initial application of SFAS 142, not be amortized systematically but will rather be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not recorded expense related to goodwill amortization for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, the Company recorded expense related to the amortization of goodwill of $10,819 and $25,454, respectively.

NOTE 6.           SALE OF COMMON STOCK

In September 2002, the Company sold 680,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 1, 2002. In October 2002, the Company sold 800,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 3, 2002.

During September 2002 and October 2002, the Company also issued 54,028 and 15,000 shares, respectively, of its common stock to two consultants in transactions registered on Forms S-8 filed with the Securities and Exchange Commission on September 30, 2002 and October 22, 2002 in satisfaction of payables owed to the consultants totaling approximately $14,300.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements  in this  report  that are not  reported  financial  results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements include, but are not limited to, statements concerning the Company's future plans and strategies, prices of the Company's products, levels of demand for such products, assessments of market conditions and capital spending plans. The words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward looking statements are management's estimates and involve numerous risks and uncertainties and can cause actual results to differ materially from those expressed or implied in the forward-looking statement. The risks and uncertainties relating to the forward-looking statements in this report include, but are not limited to, difficulties in assimilating its recent acquisition, the Company's dependence upon its Chief Executive Officer, competitive pressures within the industry, concentration of voting control of the Company's common stock, lack of an established market for the Company's common stock and the need for additional capital to be raised for future expansion, and those described under the captions "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

RESULTS OF OPERATIONS:

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

The Company's results of operations for the nine months ended September 30, 2002 include the results of operations of American Inflatables, Inc.(Inflatables) from the date of acquisition, May 17, 2002, through September 30, 2002. Results of operations for the same period of the prior year do not include any effect of this acquisition. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

Results of operations - Paintball Inc.

There is an element of seasonality to the Company's paintball distribution business. Paintball gamers generate significant amounts of body heat due to intense physical activity and the wearing of necessary protective clothing during paintball games. As a result, demand for the company's products has historically been strongest during the first and fourth quarters of the year. The fourth quarter is also aided by holiday shopping. Demand generally trends downward in the second quarter and is weakest during the third quarter due mainly to warmer average temperatures nationwide during the summer months.

During the nine months ended September 30, 2002, the Company's sales (excluding Inflatables) declined $1,925,000 (or 11.2 percent) compared to the same period of the prior year. This decrease is primarily attributable to the Company's decision in 2002 to not ship paintball products to The Sports Authority, Inc. due to disagreements in payment policies. For the nine months ended September 30, 2002 the Company shipped approximately $3,253,000 less of paintball products to The Sports Authority, Inc compared to the same period in 2001. To offset this decline, the Company placed renewed emphasis on its traditional wholesale sales channel and recorded an increase of approximately $1,634,000 in wholesale sales for the first three quarters of 2002 compared to the first three quarters of 2001. Although wholesale volume has increased in 2002, high levels of industry competition continue to hamper the Company's ability to increase sales prices, most notably among commodity products such as paintballs and CO2 bottles.

Partly offsetting the overall drop in sales was an increase in gross margin from
19.4 percent during the first nine months of 2001 to 20.4 percent during the same period in 2002, due mainly to the above mentioned lack of lower margin shipments to The Sports Authority, Inc.

Selling, general and administrative costs (excluding Inflatables) increased by approximately $320,000 during the first nine months of 2002 compared to the same period of 2001. This increase is attributable primarily to higher legal and professional fees incurred in 2002 related to the Company's reverse acquisition of Inflatables during the second quarter of 2002. SG&A expenses represented 22.9 percent of sales in the first nine months of 2002 compared to 18.4 percent of sales during 2001, reflecting both the higher level of expense and the lower sales level during the first three quarters of 2002 compared to the first three quarters of 2001.

Interest expense for the first nine months of 2002 declined approximately $30,000, or 32 percent, compared to the first nine months of the prior year, due mainly to lower interest rates on the Company's bank line of credit.

Other income during the first nine months of 2001 is almost entirely due to the settlement of a dispute with a former distributor over ownership of the name "National Paintball Supply". The Company agreed to change its name to "Paintball Incorporated" and received in return $150,000 in cash and a note receivable for $150,000 with a one-year term from the former distributor. At September 30, 2002, there were no amounts outstanding related to this settlement.

A benefit for income taxes recoverable, based on the pre-tax loss (excluding Inflatables) has been provided in 2002 at statutory rates. No such benefit has been provided for Inflatables since the realization of future earnings to absorb a tax loss carryforward is uncertain at this time.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

The Company's results of operations for the three months ended September 30, 2002 include the results of operations of American Inflatables, Inc. (Inflatables), acquired in May 2002. Results of operations for the same period of the prior year do not include any effect of this acquisition. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

Results of operations - Paintball, Inc.

Sales for the three months ended September 30, 2002 (excluding Inflatables) declined by $541,000, or 12 percent compared to the same period last year. This decrease resulted primarily from the Company's decision to not pursue further sales in 2002 to The Sports Authority, Inc. due to disagreements in payment policies. During the third quarter of 2002, the Company shipped approximately $1,100,000 less product to this customer than during the same period last year. Excluding the effect of Sports Authority sales, the Company's sales during the third quarter of 2002 rose approximately $217,000 compared to the third quarter of 2001.

Gross profit in the third quarter of 2002 declined by $104,000 compared to the third quarter of 2001 due to the above-mentioned overall decline in sales. Gross profit percentages remained essentially flat in the 2002 third quarter compared to last year.

Selling, general and administrative costs (excluding Inflatables) increased by $160,000 during the third quarter of 2002 compared to the same period of 2001. This increase is attributable primarily to higher legal and professional fees incurred in 2002 related to the Company's reverse acquisition of Inflatables during the second quarter of 2002 and ongoing costs related to regulatory compliance as a publicly traded company. SG&A expenses represented 30.9 percent of sales in the third quarter of 2002 compared to 23.4 percent of sales during 2001's second quarter, reflecting both the higher level of expense and the lower sales level during the third quarter of 2002 compared to the same quarter of 2001.

Interest expense, net for the third quarter of 2002 declined $9,300 compared to the same period last year, due mainly to lower rates of interest on the company's bank line of credit.

Other income during the third quarter of 2001 is almost entirely due to the settlement of a dispute with a former distributor over ownership of the name "National Paintball Supply". The Company agreed to change its name to "Paintball Incorporated" and received in return $150,000 in cash and a note receivable for $150,000 with a one-year term from the former distributor. At September 30, 2002, there were no amounts outstanding related to this settlement.

A benefit for income taxes recoverable, based on the pre-tax loss (excluding Inflatables) has been provided in 2002 at statutory rates. No such benefit has been provided for Inflatables since the realization of future earnings to absorb a tax loss carryforward is uncertain at this time.

Results of Operations - Inflatables

For the three months ended September 30, 2002, Inflatables recorded sales of $256,993, gross profit of $149,033 and a net loss of $140,416. The net loss was attributable to a high level of selling, general and administrative expenses. As noted below, management is currently taking steps to increase sales levels and reduce administrative overhead.

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

The Company has assigned a value of $1,801,757 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties.

The excess of the purchase price over the fair value of the net assets acquired is estimated to total approximately $1,800,000. Of this amount, $250,000 has been accounted for as an intangible asset representing the fair value of custom design patterns and customer lists, and is being amortized over its remaining useful life of 5 years. Approximately $1,560,000 has been classified as Goodwill and its value will be tested for impairment at least annually. The Company has accounted for this transaction as a purchase as of the date of acquisition.

As noted above, the results of operations for the third quarter and the first nine months of 2002 include those of Inflatables from the date of acquisition (May 17, 2002) to the end of the period, while no such results are included in the comparable periods of 2001. Since the acquisition date, Inflatables has generated approximate sales, gross profit and net loss of $386,000, $217,000 and $193,000, respectively.

Since May 17, 2002, the Company has taken steps to improve Inflatables' financial results. Inflatables has historically generated sales through leads obtained at various industrial trade shows. In a revamping of Inflatables' sales strategy, the Company has shifted its marketing emphasis to more cost effective methods of generating sales, such as advertising in industry trade magazines and the use of the Company's broadcast fax capabilities. Additionally, new sales personnel have been added during the fourth quarter of 2002 in an effort to increase sales volume. The Company has also restructured Inflatables' management, reduced overhead and invested in new productivity software. During the third quarter of 2002, the Company transferred Inflatables' manufacturing operations from California to South Carolina, thereby making more efficient use of available company resources.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its capital requirements through a combination of internally generated cash and borrowings on its bank line of credit.

During the nine months ended September 30, 2002, the Company used $74,380 in cash from operating activities compared to generating $222,584 in cash for the same period last year. This negative variance in 2002 is due mainly to the incurrence of a net loss of $457,484 compared to net income of $223,644 in 2001. Lower working capital requirements in the first nine months of 2002 partially offset this negative variance.

Cash flow from investing activities was favorably affected in the first nine months of 2002 by the collection of $130,000 from two notes receivable. The company also recognized additional goodwill and other intangibles, net of approximately $1,560,000 and $231,000, respectively, from its reverse acquisition of Inflatables at May 17, 2002. The Company issued stock valued at $1,801,757 in compensation for the transaction. There was no cash effect from the transaction.

Cash flows from financing activities for the nine months ended September 30, 2002 included payments of notes payable of approximately $332,000 and net proceeds from the Company's bank line of credit of $295,000.

In September 2002, the Company sold 680,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 1, 2002. In October 2002, the Company sold 800,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 3, 2002. The stock subscription agreements for these transactions provide that if the Company proposes to register any of its securities under the Securities Act at any time but no later than November 12, 2002 (other than certain registrations on Form S-8) then the Company must register the resales of these shares on the registration statement for such registration. The Company currently intends to register the resale of these shares with the Securities and Exchange Commission in November 2002.

During September 2002 and October 2002, the Company also issued 54,028 and 15,000 shares, respectively, of its common stock to two consultants in transactions registered on Forms S-8 filed with the Securities and Exchange Commission on September 30, 2002 and October 22, 2002 in satisfaction of payables owed to the consultants totaling approximately $14,300.

The Company has a $1,400,000 line of credit with South Trust Bank, which matured on May 16, 2002. The line of credit has been extended to December 2002. The line of credit bears interest at prime rate payable on a monthly basis. At September 30, 2002 and December 31, 2001, borrowings under this line of credit were $1,380,909 and $1,086,074, respectively.

Prior to the Company's acquisition of Paintball, the Company failed to pay to federal and state taxing authorities an aggregate of approximately $317,000 in payroll income tax withholdings. As of September 30, 2002, this amount had increased to approximately $322,000 and is included in the accompanying Consolidated Balance Sheet in "Accounts payable and accrued expenses".

The Company is currently undergoing a California state sales tax audit related to sales Paintball made from Texas. Final results of this audit are not yet known, but the Company estimates its total liability at approximately $100,000. Due to the uncertainty of the final outcome of this audit, the Company has not recorded any liability related to this matter.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including William R. Fairbanks, the Company's Chief Executive Officer, and William B. Kearney, a consultant performing certain duties commonly performed by a Chief

Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, Mr. Fairbanks and Mr. Kearney have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including Mr. Fairbanks and Mr. Kearney, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES.

On October 9, 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan (the "Plan") that is subject to the subsequent approval and adoption by the Company's shareholders. A copy of the Plan is filed as Exhibit 10.10 to this quarterly report and is incorporated herein by reference. The Company expects to submit the Plan to its shareholders for their approval at the next annual meeting of shareholders, currently expected to be held in the first or second quarter of 2003. If the Plan is approved by the Company's shareholders, the Company expects to register the issuance of shares pursuant to the Plan on Form S-8.

On October 22, 2002, the Board granted options covering an aggregate of 1,325,000 shares to an aggregate of 32 employees, subject to approval of the Plan by the Company's shareholders. These options have an exercise price of $0.25 per share ($0.01 per share greater than the closing stock price on October 21, 2002), begin vesting on June 1, 2003 and are expected to be subject to a yet-to-be-determined vesting schedule and other yet-to-be-determined terms and conditions. The Plan provides that these options must expire no later than the tenth anniversary of the grant date.

In September 2002, the Company sold 680,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 1, 2002. In October 2002, the Company sold 800,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 3, 2002. The Company believes these transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. The stock subscription agreements for these transactions provide that if the Company proposes to register any of its securities under the Securities Act at any time but no later than November 12, 2002 (other than certain registrations on Form S-8) then the Company must register the resale of these shares on the registration statement for such registration. The Company currently intends to register the resale of these shares with the Securities and Exchange Commission in November 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     4.2 Stock Subscription Agreement dated October 1, 2002 by and between the Company and Yvonne Hines.
     4.3 Stock Subscription Agreement dated October 3, 2002 by and between the Company and Bill Heldman.
     10.13 2002 Stock Option Plan adopted by the Company's Board of Directors on October 9, 2002.
     10.14 Project Work Agreement dated May 27, 2002 by and between Tatum CFO Partners, LLP and the Company.
     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On July 31, 2002, the Company filed an amendment to its report on Form 8-K dated May 17, 2002, which amendment included the financial statements of Paintball Incorporated and the pro forma financial information required by Items 7(a) and (b) of Form 8-K. The Form 8-K dated May 17, 2002 reported under Item 2 the Company's acquisition of American Sports Development Group, Inc., formerly known as National Paintball Supply Company, Inc. and now known as Paintball Incorporated.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2002

                                 American Sports Development Group, Inc.



                                 By:   /s/ William R. Fairbanks
                                    ----------------------------------------
                                    William R. Fairbanks
                                    President and Chief Executive Officer

                                 CERTIFICATIONS

     I, William R. Fairbanks, the President and Chief Executive Officer of American Sports Development Group, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of American Sports Development Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002

By:  /s/ William R. Fairbanks
    --------------------------------------------------
    William R. Fairbanks
    President & Chief Executive Officer



     I, William B. Kearney, a consultant performing certain services for American Sports Development Group, Inc. commonly performed by a chief financial officer, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of American Sports Development Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002.

By:    /s/ William B. Kearney
    --------------------------------------------------
       William B. Kearney
       Consultant performing certain services
       for the Company commonly performed
       by a chief financial officer

EXHIBITS

     4.2 Stock Subscription Agreement dated October 1, 2002 by and between the Company and Yvonne Hines.
     4.3 Stock Subscription Agreement dated October 3, 2002 by and between the Company and Bill Heldman.
     10.13 2002 Stock Option Plan adopted by the Company's Board of Directors on October 9, 2002.
     10.14 Project Work Agreement dated May 27, 2002 by and between Tatum CFO Partners, LLP and the Company.
     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.