Form 10KSB
period 2002-12-31
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2003-04-15
CIK 1073874

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from __________ to __________

Commission file number 0 - 26943

                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                       95-4847818
-------------------------------------           ----------------------------
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                     Identification No.)

155 Verdin Road, Greenville, SC                           29607
--------------------------------------------    ----------------------------
(Address of principal executive offices)               (Zip Code)

                                  864-672-2734
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $19,300,108


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $595,014.40 as of March 31, 2003 based on a closing price as of that date of $0.05 per share.


The number of shares outstanding of the issuer's Common Stock, par value $0.001 per share, as of March 31, 2003 was 64,100,099.

                     2. DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format       Yes [    ]       No  [ X  ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

         This Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 27 of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Annual Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

          FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH BELOW UNDER THE HEADING "RISK FACTORS" BEGINNING ON PAGE 7 OF THIS ANNUAL REPORT AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT. AN INVESTMENT IN OUR COMMON STOCK INVOLVES THESE RISKS, AND YOU SHOULD CONSIDER THESE RISKS BEFORE MAKING A DECISION TO INVEST IN OUR COMMON STOCK.

          PROSPECTIVE PURCHASERS OF OUR COMMON STOCK MUST BE PREPARED FOR THE POSSIBLE LOSS OF THEIR ENTIRE INVESTMENTS.

INTRODUCTION

         The terms "ASDG," "us," "we," "our" and the "Company" refer to American Sports Development Group, Inc. and, unless the context otherwise requires, its consolidated subsidiaries, American Inflatables, Inc., Paintball Incorporated and their subsidiaries.

         The current Company was formed on May 17, 2002 by the combination of two businesses: (i) Paintball Incorporated, a South Carolina corporation formerly known as "American Sports Development Group, Inc." and "National Paintball Supply Company, Inc." and (ii) American Inflatables, Inc., a Delaware corporation formerly known as "Global Lock Corporation" and "GlobaLock Corporation." The current Company now has two operating subsidiaries named "Paintball Incorporated," a South Carolina corporation, and "American Inflatables, Inc.," a Delaware corporation. For purposes of this Annual Report:

          (1) "THE COMPANY" and "ASDG" will refer to the post-May 17, 2002 consolidated companies, the parent of which now bears the name "American Sports Development Group, Inc."
          (2) "PAINTBALL" will refer to both (1) the pre-May 17, 2002 independent Paintball Incorporated, which formerly bore the names "American Sports Development Group, Inc." and "National Paintball Supply Company, Inc." and (2) the Company's post-May 17, 2002 operating subsidiary Paintball Incorporated.

          (3) "INFLATABLES" will refer to both (1) the pre-May 17, 2002 independent American Inflatables, Inc., which was a publicly traded company and (2) the Company's post-May 17, 2002 operating subsidiary American Inflatables, Inc.

Paintball is engaged in the business of manufacturing and distributing paintball gaming supplies (the "Paintball Business"). Inflatables is engaged in the business of manufacturing and marketing inflatable blimps and other custom inflatable products for advertising purposes (the "Inflatables Business").

HISTORY

         Inflatables was formed in August 1998 under the laws of the State of Delaware with the name "Global Lock Corporation," subsequently changed to "GlobaLock Corporation" ("Globalock"), for the purpose of engaging in a merger with an operating entity. In December 1999, GlobaLock merged with Can/Am Marketing Group, LLC, a California limited liability company formed in 1997 and engaged in the Inflatables Business. After the merger, GlobaLock changed its name to "American Inflatables, Inc." and continued to operate the Inflatables Business. Its stock traded on the NASD Over-the-Counter Bulletin Board under the symbol "BLMP."

         On October 12, 2000, Inflatables entered into a merger agreement with Paintball, then known as "National Paintball Supply Company, Inc.," a South Carolina corporation, that provided for the merger of a subsidiary of National Paintball Supply Company, Inc. into Inflatables, making Inflatables a wholly-owned subsidiary of National Paintball Supply Company, Inc. The merger was never consummated and was replaced with the business combination described in the paragraph immediately below. In the interim, National Paintball Supply Company, Inc. formed a subsidiary named Paintball Incorporated. National Paintball Supply Company, Inc. also changed its name to "American Sports Development Group, Inc." on January 23, 2002.

         On May 17, 2002, Inflatables acquired Paintball, at that time known as "American Sports Development Group, Inc." in a transaction that was treated for accounting purposes as the acquisition of Inflatables by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball making it a wholly owned subsidiary of Inflatables.

         In June 2002, after the reverse acquisition, the combined companies were restructured as follows to "reshuffle" corporate names:

         (1) Paintball's wholly-owned subsidiary Paintball Incorporated was merged into Paintball with Paintball as the surviving company but with its name changed from "American Sports Development Group, Inc." to "Paintball Incorporated";
         (2) Inflatables changed its name from "American Inflatables, Inc." to "American Sports Development Group, Inc." by means of a merger with a wholly owned shell subsidiary formed for the purpose of effecting the name change; and
         (3) The newly renamed American Sports Development Group, Inc. formed a new Delaware subsidiary named "American Inflatables, Inc." and transferred the assets and liabilities of its pre-acquisition inflatable advertising business down to the new subsidiary.

         The result of the June 2002 restructuring was that the old Inflatables survived as the parent company with the name "American Sports Development Group, Inc." and with two wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the Paintball

Business and (2) the new Inflatables, a Delaware corporation named "American Inflatables, Inc.," conducting the Inflatables Business. The Company's stock symbol was also changed from "BLMP" to "ASDP" (sic).

         Paintball has two subsidiaries, PaintballGames.com, Inc., formed on June 19, 2000, and ILM, Inc., formed on June 4, 2000.

THE PAINTBALL BUSINESS

         Paintball was organized in 1989. Based on its own evaluation of its competitors, the Company believes that over the past thirteen years, Paintball has become a leading wholesale distributor and manufacturer of paintball gaming supplies, both in terms of revenues as well as number of customers, and range of products offered. "Paintballing" is considered an "extreme sport" and involves participants shooting "paintballs" at targets or other persons, generally in a competitive situation. Paintballing is an international sport that is played in virtually all industrialized countries, as well as the Eastern Bloc countries and the Far East. Paintball's sales are predominately in the United States, with less than 5% of its sales coming from overseas markets. Paintball currently distributes more than 3,000 products used by the paintball industry. Examples of these products include paintball guns (sometimes called "markers"), paintballs, and safety equipment such as goggles.

         Based on its own analysis of its competitors' web sites and printed catalogues, the Company believes that Paintball has among the more comprehensive product lines in paintball, aimed primarily at the second stage and more "advanced" player base. Paintball's primary customers are paintball fields and stores worldwide, and to a lesser extent, the mass merchant arena through certain key customers. Paintball generally does not compete in the "beginner" market, believing that many of those purchasers only use the products to a limited extent. Because of the disposable nature of paintballs and the increasing technical sophistication of the products, advanced players may spend thousands of dollars per year on the sport. The Company believes that these players require a level of equipment that is not typically found in a mass merchant environment, except to a limited extent among specialized sporting goods retailers.

         The Company believes that the sport of paintball has had excellent growth over the past several years, helped in part by the sport now being considered a mainstream extreme sport. This is evidenced by the availability of paintball products in the sporting goods department of nearly every major sporting goods chain. This has helped to expand paintball to the general public, instead of just enthusiasts. The Company believes that the sport will continue to grow in popularity at all levels.

         PAINTBALL PRODUCTS

         Based on its own analysis of its competitors' web sites and printed catalogues, the Company believes that Paintball carries one of the more comprehensive lines of paintball products in the business, with over 3,000 line items specifically for paintball. In addition to carrying nearly every major brand in most categories, Paintball also manufactures through exclusive arrangements with various subcontractors, nearly 300 various items, which it distributes under a variety of brand names it controls.

         Paintballs. Paintballs are made from a gelatin-encapsulated product very similar to bath oil capsules. The product is non-toxic, biodegradable, and washable. Paintballs come in a variety of colors and fills. Paintballs are produced in factories set up exclusively for their manufacture or as an ancillary product by large drug and nutritional product manufacturers. Good quality paintballs are extremely hard to manufacture due to exacting requirements expected by advanced players. A slight deviation in the roundness, thickness of the shell or fill, along with a myriad of other details, can significantly affect the accuracy and breaking characteristics of a paintball.

         Because of certain problems inherent in manufacturing paintballs (such as significant capital costs) and an extremely competitive environment among manufacturers, Paintball has chosen not to manufacture paintballs. Instead it has several brands private-labeled on its behalf. Based on numerous conversations between the Company's management and serious paintball enthusiasts, Paintball believes that it has some of the premier brands among paintballs today. They include Proball and Powerball. These brands include several different levels of product names within the overall level brand names. Paintball also distributes several other well-known brands, giving it one of the most comprehensive lineups of paintballs available in the industry.

         Paintball Markers or Guns. Paintball carries an extensive line of paintball "markers" or "guns," including such well known names as Tippmann, Kingman, Sheridan, Worr Games, WDP, Airgun Designs and GT. Through an affiliated company, Genesis Trading, Paintball has exclusive distribution rights for the premier paintball manufacturing operation in mainland China.

         Accessory Items. Paintball carries thousands of accessory items, ranging from goggles, soft goods, after market parts, barrels and clothing. Many of these involve other manufacturers' brand name accessories, as well as many of its own brands. The accessory market accounts for nearly half of its sales and a larger portion of its profits. Paintball believes that the accessory market will continue to be of prime importance, as players continue to spend a high proportion of their paintball dollars on accessorizing their equipment.

         PAINTBALL SALES AND DISTRIBUTION

         Paintball has two warehouses and sales offices, which are located in Paramount, CA and the home office and operations center located in Greenville, SC. Total office and warehousing among the two locations is approximately 50,000 square feet. The majority of its sales from these locations are to existing paintball fields and stores. These range from "paintball only" stores, to hobby and hardware stores, skateboard shops, and gun shops. Paintball's sales staff, most of whom, have been, or are currently, top line players, possess a significant knowledge about the sport and offer significant assistance to new dealers and fields. The Company tends to concentrate its efforts on the small to intermediate size customer, offering them competitive pricing and exceptional service that the Company believes they are not likely to get from other distributors.

         Paintball also maintains two retail facilities associated with their warehouse locations. Besides servicing the local players, these retail facilities enable Paintball to get immediate customer feedback on new products and keep up-to-date on current trends. Paintball also maintains several web sites, as well as providing fulfillment functions for other third party websites. Paintball believes that its involvement in websites will increase as paintball web sites continue to proliferate. In connection with its fulfillment functions, other website owners send their customers' orders to Paintball, and Paintball ships products directly to the customers. The customer pays full retail price (as set forth on the third party website) and the third party owner is paid an agreed upon amount.

         Paintball's approximate sales breakdown for the year ended December 31, 2002 is as follows: Retail - 4%; Internet - 4%; Mass Merchant - 1%; Wholesale - 91%. Currently, Paintball is not overly dependent upon any one customer; however, in 2001, The Sports Authority constituted approximately 18% of Paintball's revenues. Paintball no longer does business with The Sports Authority and is currently involved in litigation against The Sports Authority. See "-- Legal Proceedings."

         Paintball purchases a substantial portion of its goods from Tippmann Pneumatics, Inc. and Nelson Technologies, Inc. During the years ended December 31, 2001 and December 31, 2002, purchases from these suppliers approximated 46% and 31%, respectively of Paintball's cost of sales. At December 31, 2001 and December 31, 2002, amounts due to these suppliers included in accounts payable were $2,610,303 and $1,540,939, respectively.

         PAINTBALL INTELLECTUAL PROPERTY

         Paintball owns the registered trademarks "Proball" and "Power Ball." Paintball sells paintballs under these trademarks manufactured by third parties under contract from Paintball. Paintball also owns in excess of a dozen web site domains.

         PAINTBALL COMPETITION

         The paintball market is extremely competitive and fragmented. Certain of Paintball's competitors are significantly larger and have significantly greater resources than Paintball. Competitors include public companies, as well as smaller operations. Paintball estimates that there may be as many as 100 competitors that compete in one manner or another against Paintball. On the wholesale side of the business, there are two other large distributors that Paintball considers to be significant competitors. Also, manufacturers at times distribute products and are, therefore, competitive with Paintball.

        The principal competitive factors in this market are price, product range, product availability, brand name recognition and awareness, customer service, and warehouse and shipping capabilities. Paintball believes that it is competitive in each of these categories, although in many instances, it does not seek to be the "low cost provider."

THE INFLATABLES BUSINESS

         The Company's wholly-owned subsidiary American Inflatables, Inc. is engaged in the manufacturing and marketing of inflatable blimps and other custom inflatable products. These products are typically used for advertising purposes. Its products (whether floating, flying or tethered) are designed to create strong brand awareness and offer an effective low cost form of advertising.

         INFLATABLES OPERATIONS AND PRODUCTS

         Inflatables designs and manufactures both hot air and cold air inflatables. Hot air inflatables are usually filled with helium, a non-flammable gas that floats through the air. Cold air inflatables are usually powered by an electrical fan, providing a constant flow of air. Both styles of inflatables can either be rooftop-based or ground-based.

         Inflatables' products are primarily manufactured at the Company's facility in Greenville, South Carolina. Inflatables uses lightweight and durable fabrics, primarily composed of coated nylon webbing and stainless steel rivets. Inflatables believes that this makes each inflatable product easy to handle, portable, and easily installed/dismantled without special equipment. Inflatables' products range from custom inflatable designs and huge product replicas, to low cost designs such as cold air and helium filled advertising balloons, airships, `hot air balloon' rooftop displays, airborne helium balls and large flying signs. Inflatables seeks to maintain its commitment of producing effective promotional specialties of the highest caliber in quality, durability and craftsmanship.

         Inflatables' strategy is to offer the most cost-effective solutions and options in the industry. Its products are designed for rapid set-up and quick deflation/breakdown and packing. Unlike billboards, these products are reusable both indoors and outdoors. Also, helium inflatables offer an aerial advantage with greater visibility from a great distance. Inflatables believes that these products provide the power of billboard advertising, at a lower cost, and with greater portability and reusability. Inflatables can also be used in retail situations as a sophisticated point-of-purchase display aid. A typical Inflatables' customer order ranges from $1,000 to $10,000.

         INFLATABLES SALES AND MARKETING

         Inflatables' products are marketed as being an effective medium for attracting new customers. Inflatables secures orders through its in-house marketing and sales staff who are paid solely on a commission basis. After Inflatables receives an order, Inflatables' design staff works with the salesperson who generated the order to develop the design. The mock up design is then submitted to the customer for approval. After the customer approves the design, Inflatables' manufacturing staff commences work on the product. For most orders, Inflatables has found that from product design to product completion, Inflatables' manufacturing process requires seven to 10 days. After completion, each product is then shipped to the customer via overnight carrier. Each inflatable product is packaged and delivered to the customer with instructions to assist the customer in erecting the product for maximum marketing impact. Customers are responsible for all installation.

         INFLATABLES COMPETITION

         The inflatable advertising market is very competitive. It is a very fragmented industry, with numerous competitors manufacturing and selling several different types of products. These types of products include helium blimps, spheres and custom shapes that fly on a tether, as well as products that are ground-based. These include "regular hot air shaped balloons," custom shaped cold air units and the super fan dancing inflatables. Certain manufacturers of inflatables focus on only one of these product types. Inflatables manufactures and distributes all of these general types.

         The principal competitive factors in the inflatable advertising market are price, durability, quality of construction, timely delivery, and the ability to produce custom shaped products. Inflatables believes that its prices are similar to those of its competitors, and it is not aware of any competitor that has a production cost advantage. Quality control is a priority in the production process of inflatables. Based on its own analysis of its competitors' products, Inflatables believes its products are of the highest quality in the industry, and its custom design capability is among the best in its industry. Inflatables is not aware of any competitor that can design and produce the variety of products that it has produced.

         A large part of Inflatables' sales are of custom or one-of-a-kind products. Therefore, Inflatables does not maintain an inventory of completed or partially completed products. As all of its products are produced to order, production, planning and control are critical to meet customer delivery requirements. Inflatables' delivery schedule is generally two to four weeks, which Inflatables believes is industry norm.

         For each of these product types, competitors range from smaller private companies to divisions of larger companies, many of which are significantly larger than Inflatables and have significantly greater resources. Inflatables estimates that no competitor has more than 10% of the overall inflatables market.

EMPLOYEES

         As of March 26, 2003, the Company has a total of 43 employees, 37 of which are full-time employees.

RISK FACTORS

          An investment in our Common Stock involves risks, and you should consider these risks before making a decision to invest in our Common Stock. PROSPECTIVE PURCHASERS OF OUR COMMON STOCK MUST BE PREPARED FOR THE POSSIBLE LOSS OF THEIR ENTIRE INVESTMENTS. The order in which the following risks factors are presented is arbitrary, and you should not conclude, because of the order of presentation, that one risk factor is more significant than another risk factor.

THE COMPANY'S INDEPENDENT AUDITORS HAVE INCLUDED A "GOING CONCERN" QUALIFICATION IN THEIR REPORT ON THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS ANNUAL REPORT.

         The Company's audited consolidated financial statements included in this Annual Report have been prepared based on the assumption that the Company will continue as an operating business or a "going concern." The Company's independent auditors have indicated in their report on these financial statements, which report is included under Item 7 of this Annual Report, that the Company's recurring losses, lack of working capital and past-due obligations raise substantial doubt about the Company's ability to continue as a going concern. The Company's management believes that the Company will survive as a going concern, and management's plans to address the Company's financial situation are described under the heading "Item 6. Management's Discussion and Analysis of Operations - Going Concern" of this Annual Report and in Note 1 to the audited consolidated financial statements set forth in Item 7 of this Annual Report; however, there can be no assurance that the Company will be able to survive as a going concern.

APPROXIMATELY $2.5 MILLION OF THE COMPANY'S $3.6 MILLION OF ACCOUNTS PAYABLE WERE OVER 90 DAYS PAST DUE AT DECEMBER 31, 2002. APPROXIMATELY $1.9 MILLION WERE OVER 120 DAYS PAST DUE.

         The majority of the Company's accounts payable are more than 90 days past due. Currently, none of the creditors has taken any action to declare a default with respect to the Company's debts owed to them or initiated any collection action; however there can be no assurance that any of the Company's creditors will continue their forbearance. If creditors who are owed a significant portion of the Company's past due accounts payable were to initiate collection actions, the Company could be materially adversely affected.

INFLATABLES   IS  OVER   $300,000  IN  ARREARS  ON  ITS  2001  FEDERAL   PAYROLL
WITHHOLDINGS.

         Prior to Inflatables' business combination with Paintball in May 2002, Inflatables failed to pay to federal and state taxing authorities an aggregate of approximately $317,000 in payroll income tax withholdings for the 2001 calendar year. As of December 31, 2002, this amount had increased to approximately $322,000. If the Company cannot arrange a suitable payment plan with the IRS for Inflatables' accrued withholding liability, the Company could be materially adversely affected. Inflatables began utilizing a payroll service in 2002 that caused its payroll withholdings to be paid to the IRS, so the Company believes that Inflatables paid its payroll income tax withholdings in 2002.

         The Company currently plans to use net income from operations and borrowings to pay Inflatables' liability for 2001 federal income tax withholdings; however, the Company had a loss from operations for the year ended December 31, 2002 of approximately $1.9 million, and its Paintball subsidiary's $1,327,813 promissory note to SouthTrust Bank matures on April 30, 2003. SouthTrust Bank has informed the Company that it will not renew the note. There can be no assurance that the Company will generate income from operations in 2003 or be able to obtain new credit to pay this tax obligation of Inflatables.

If tax authorities were to seek to force Inflatables to pay this liability before the Company has generated net income from operations or obtained sufficient credit, the Company's business could be materially adversely affected.

PAINTBALL IS LIABLE FOR $65,436 IN CALIFORNIA SALES TAXES, AND INFLATABLES COULD BE LIABLE FOR FAILURE TO PAY ANY SALES TAXES IN 2001 AND IN 2002 PRIOR TO ITS BUSINESS COMBINATION WITH PAINTBALL.

         In 2002, Paintball underwent a California state sales tax audit by the California State Board of Equalization (the "California SBE") related to sales Paintball made from Texas to California residents during the period October 1, 1998 to December 31, 2001. On September 23, 2002, the Company received a Notice of Determination from the California SBE providing that Paintball owed $224,282 in unpaid sales taxes, interest and penalties for this period. The Company petitioned the California SBE for a redetermination. In March 2003, the Company received a Report of Field Audit - Reaudit indicating that the Company's total liability had been redetermined to be $75,536. The Company has already paid $10,100 of the amount owed and recorded a $65,436 current liability for the balance of this liability.

         In addition, prior to Inflatables business combination with Paintball in May 2002, Inflatables did not file returns or pay sales tax in any jurisdiction for the year 2001 or the pre-closing portion of 2002. The Company does not know if Inflatables was liable for sales taxes in any jurisdiction in 2001 or the pre-closing portion of 2002, or if it were, what the amount of liability would be. Were Inflatables to be liable for significant sales taxes, the Company could be materially adversely affected.

         The Company currently plans to use net income from operations and borrowings to pay Inflatables' and Paintball's sales tax liabilities, if any; however, the Company had a loss from operations for the year ended December 31, 2002 of approximately $1.9 million, and Paintball's $1,327,813 promissory note to SouthTrust Bank matures on April 30, 2003. SouthTrust has informed the Company that it will not renew the note. There can be no assurance that the Company will generate income from operations in 2003 or be able to obtain new credit to pay any sales tax obligations of Inflatables or Paintball. If tax authorities were to seek to force Inflatables and/or Paintball to pay any substantial sales tax liability before the Company has generated net income from operations or obtained sufficient credit, the Company's business could be materially adversely affected.

THE COMPANY OWES APPROXIMATELY $72,000 ON A NOTE DUE ON MAY 1, 2003 THAT IT DOES NOT EXPECT TO BE ABLE TO PAY BEFORE OCTOBER 2003.

         At December 31, 2001, the Company had a total of $714,800 in notes payable, of which $649,876 was classified as current. At December 31, 2002, this total had been reduced to $168,603, of which $150,452 was classified as current. This reduction occurred through a combination of scheduled cash payments and the issuance of common stock in consideration for cancellation of indebtedness. As ofMarch 31, 2003, the Company made additional cash payments totaling approximately $62,000, leaving total notes payable at approximately $107,000. $72,000 is outstanding on a note due on May 1, 2003 that the Company does not expect to be able to pay in full before October 2003. The Company does not expect the creditor of this note to declare a default or seek to exercise any rights arising as the result of a default; however, there can be no assurance that the Company will be able to satisfy this debt by October 2003 or that the creditor will forbear from taking action to enforce payment. Were the creditor to demand payment, the Company would be materially adversely affected.

PAINTBALL'S $1,327,813 PROMISSORY NOTE TO SOUTHTRUST BANK MATURES ON APRIL 30, 2003, AND SOUTHTRUST BANK HAS INFORMED THE COMPANY THAT IT WILL NOT RENEW THE NOTE.

         The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit has been restructured into a promissory note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate plus one percent. The promissory note provides that it is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. SouthTrust Bank has informed the Company that it will not renew the note. The Company is actively seeking alternative sources of credit, but there can be no assurance the Company's efforts will be successful. Were the Company to be unsuccessful in finding a replacement line of credit, the Company would be materially adversely affected.

THE INFLATABLES BUSINESS HAS OPERATED AND CONTINUES TO OPERATE AT A LOSS.

         Prior to Inflatables' business combination with Paintball in May 2002, there was substantial doubt about Inflatables' ability to continue to operate as a going concern as noted by Inflatables' independent auditors Merdinger Fruchter Rosen & Company, P.C. in its report on Inflatables' financial statements included in its Annual Report on Form 10-KSB for the 2001 fiscal year. The Inflatables Business continues to be unprofitable, generating a net loss of approximately $315,000 from May 17, 2002, the date of closing of the business combination, to December 31, 2002. The failure of the Inflatables Business to become profitable would have a material adverse effect on the Company.

WE USE DEBT FINANCING AND WE ARE HIGHLY LEVERAGED.

         Our corporate bylaws do not contain any limitation on the amount of indebtedness, funded or otherwise, we might incur. We could become more highly leveraged, resulting in an increase in debt service that could result in an increased risk of default on our obligations. We expect to use indebtedness and leveraging to finance operations, development and acquisitions. As of December 31, 2002, the Company's total current indebtedness, consisting of its bank line of credit, accounts payable, due to affiliate, notes payable, taxes payable and customer deposits was approximately $5,231,000 (unaudited). At December 31, 2002, the Company's total capitalization (unaudited) was $7,033,683 consisting of consolidated debt of $5,231,000 and $1,803,158 in consolidated equity. The Company's ratio of consolidated debt to total capitalization (unaudited) at December 31, 2002 was approximately 70%.

THE COMPANY'S COMPETITORS COULD HARM ITS BUSINESS OPERATIONS.

         The paintball industry is a very competitive and quickly evolving industry. Certain competitors of the Paintball Business are significantly larger and have significantly greater resources than the Company. This situation causes a very competitive pricing environment, which can hurt the Company's operating margins with respect to the Paintball Business. Competitors can also introduce new and different products, thereby causing the Company's inventory costs to increase in order to remain competitive. Moreover, competition in the advertising industry, the industry in which the Inflatables Business operates, is intense. Many of our competitors have substantially more experience, financial and technical resources and productions, marketing and development capabilities than we do.

THE COMPANY IS HEAVILY DEPENDENT UPON ITS CEO, AND THE LOSS OF THIS INDIVIDUAL WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

         The Company is dependent upon the services of William R. Fairbanks, Jr., its President and Chief Executive Officer. The loss of services of Mr. Fairbanks would have an adverse effect on the Company. No assurance can be given that a replacement for Mr. Fairbanks could be found if his services were no longer available. Mr. Fairbanks is a professional racecar driver, and as a result, has an increased risk of serious injury or death.

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER OWNS A MAJORITY OF OUR STOCK AND CONTROLS THE COMPANY.

         Mr. Fairbanks, our President and Chief Executive Officer, owns approximately 72.0% of our Common Stock, either directly or indirectly, and controls the Company. Accordingly, he has the ability to unilaterally determine the outcome of most corporate transactions and business decisions, and potential purchasers of the shares will have limited ability to affect decisions made by management.

THE LIABILITY OF OUR OFFICERS AND DIRECTORS IS LIMITED.

         The Company's certificate of incorporation, as amended, includes a provision eliminating or limiting the personal liability of our officers and directors for damages for breach of fiduciary duty as a director or officer. Accordingly, our officers and directors may have no liability to our shareholders for any mistakes or errors of judgment or for any act or omission, unless such act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to our shareholders.

OUR MARKETING STRATEGIES MAY BE NEGATIVELY AFFECTED BY THE INTERNET.

         The Internet has changed marketing patterns in a wide variety of industries. The significant amount of personal computer usage combined with the increased number of vendors establishing paintball related web sites may heighten competition in the industry and place further pressure on the selling prices of our products.

PRIOR TO INFLATABLES' BUSINESS COMBINATION WITH PAINTBALL, INFLATABLES FAILED TO OBTAIN COMPLETE FORMS I-9 REGARDING ELIGIBILITY TO WORK FROM ALL OF ITS EMPLOYEES.

         Immigration and Naturalization Service ("INS") regulations require that an employer obtain a complete Form I-9 regarding eligibility to work from each of its employees. We believe that all of our employees are eligible to work in the United States; however, prior to Inflatables' business combination with Paintball in May 2002, Inflatables failed to obtain a properly completed Form I-9 from each of its employees. The Company believes that Inflatables' failure was inadvertent. The Company could be subject to fines for Inflatables' non-compliance. The Company believes that it has corrected all known deficiencies with respect to Inflatables' Forms I-9.

OUR SHARES MAY NOT BECOME LIQUID.

         The prices of our Common Stock are quoted under the symbol "ASDP" (sic) in the Over-the-Counter Bulletin Board (the "OTC-BB"), an electronic quotation service maintained by the National Quotation Bureau for the National Associations of Securities Dealers, Inc. for securities not traded on a national, regional or other securities exchange. The OTC-BB does not provide the level of liquidity provided by securities exchanges, and the public market may not develop for our shares. Purchasers of shares will have no right to present shares to us for repurchase. Purchasers of shares who wish to terminate their investment in the shares must rely solely upon their ability to sell or otherwise transfer their shares, subject to applicable securities laws. Consequently, purchase of shares should be considered only as a long-term investment.

WE WILL NEED TO OBTAIN CAPITAL, AND THE AVAILABILITY OF ADDITIONAL FUNDING IS UNCERTAIN.

         To achieve and maintain competitiveness of our products, we may require substantial funds. We anticipate that we will require additional cash to develop, promote, produce and distribute our various products. Such additional cash may be received from public or private funding transactions, as well as borrowing and other resources. To the extent that additional cash is received by the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate cash is not available, we will be required to curtail operations significantly or obtain cash by entering into arrangements with collaborative partners or other persons that may require us to relinquish rights to certain of our products that we would not otherwise relinquish.

WE MAY BE SUBJECT TO EXPOSURE TO CONTINGENT LIABILITIES IN CONNECTION WITH PRIOR PERIODIC REPORTS OF INFLATABLES.

         Prior to Inflatables' business combination with Paintball in May 2002, Inflatables may have failed to timely file several periodic reports required to be filed under the Exchange Act although all such reports have now been filed. We believe that Inflatables may have made material errors in, and omitted material information from prior periodic reports. Upon discovery of errors and/or omissions, Inflatables and the Company filed amended reports which noted and corrected those errors and/or omissions or corrected those errors and/or omissions in subsequent reports. The Company believes that these errors and omissions were inadvertent. Nevertheless, we could be subject to liability for these errors and omissions. There can be no assurance that all errors and omissions have been detected and corrected. We cannot predict the likelihood that any such contingent liabilities will become actual liabilities, nor can we predict the magnitude of such liabilities; however, were such liabilities to materialize and be substantial, our consolidated financial condition could suffer a material adverse effect.

INFLATABLES DID NOT HAVE WORKERS COMPENSATION INSURANCE IN 2001.

         Inflatables did not carry workers compensation insurance in 2001 and could be subject to fines for its failure to carry such insurance. The Company is not aware of any Inflatables employees who were injured on the job in 2001. Were Inflatables to be subject to substantial fines or were an employee or former employee to successfully establish that he suffered an injury on the job in 2001 for which Inflatables is liable, the Company could be materially adversely affected.

THE COMPANY COULD BE SUBJECT TO LIABILITY FOR UNREGISTERED OFFERINGS WITH RESPECT TO PRIOR PRIVATE PLACEMENTS AND STOCK ISSUANCES THAT MAY HAVE BEEN IMPROPERLY REGISTERED BY INFLATABLES. THE RECORD OF INFLATABLES STOCK ISSUANCES AVAILABLE TO THE COMPANY'S CURRENT MANAGEMENT CONTAINS SEVERAL DISCREPANCIES.

         Prior to its business combination with Paintball in May 2002, Inflatables issued stock in several private placements and in transactions registered on Forms S-8. During Paintball's due diligence of Inflatables prior to closing, Inflatables was unable to provide Paintball (whose management become the Company's current management in May 2002) with copies of the documentation for these private placements. The Company is not aware of information that would establish that purported private placements were not exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") or applicable state securities laws; however, there can be no assurance that these transactions were truly exempt from registration requirements of the Securities Act or applicable state securities laws.

         Inflatables filed a Registration Statement on Form SB-2 in August 2000. An SEC comment letter questioned whether certain Inflatables stock issuances registered on Form S-8 in 1999 and 2000 qualified for the use of Form S-8. The August 2000 SB-2 was withdrawn in anticipation of a business combination with Paintball before Inflatables responded to the SEC's comments. The Company's current management has not determined whether the transactions registered by Inflatables on Form S-8 prior to August 2000 qualified for Form S-8, and there can be no assurance that these transactions qualified for the use of Form S-8. In October 2002, the Company registered the issuance of 15,000 shares to a consultant on Form S-8. The Company has subsequently become uncertain as to whether this transaction qualifies for registration on Form S-8. The consultant has informed the Company that he gave the shares registered on the S-8 away to clients.

         On November 22, 2002, the Company filed a Registration Statement on Form SB-2 (Commission File No. 333-101544) to register the resales of Common Stock issued in prior private placements (the "November 2002 SB-2"). During the preparation of an amendment to this Registration Statement, the Company's new management discovered several discrepancies between (1) the description of recent sales of unregistered securities in Inflatables 2001 Annual Report on Form 10-KSB, as amended (the "2001 Inflatables 10-KSB"), (2) board minutes provided by Inflatables to Paintball in February 2002 (the "Old Inflatables Minutes") and (3) a record of original issuances by Inflatables recently obtained from the Company's registrar and transfer agent (the "Inflatables Transfer Records"). Because of these discrepancies, the Company's current management cannot be certain of the amount of stock issued by Inflatables prior to May 17, 2002 or the identities of the parties to which all stock was issued. Current management has sought to describe such discrepancies with respect to unregistered offeringsin Exhibit 99.3 to this Annual Report, which exhibit is incorporated herein by reference. Where there is an apparent discrepancy between the records available to current management, current management has sought to describe the discrepancy. Even where the records available to current management are consistent and the description appears definitive, the extent of the discrepancies regarding other transactions suggest there can be no certainty as to the accuracy of any description of transactions occurring prior to May 17, 2002. Inflatables Chairman and Chief Executive Officer prior to May 17, 2002, Gregg Mulholland, has advised the Company that he is unable to recollect the facts necessary to explain the discrepancies.

         The Company could be subject to liability under Sections 5 and 12 of the Securities Act or corresponding provisions of state securities laws in the event that prior Inflatables' purported private placements were required to be registered under the Securities Act or applicable state securities laws. The Company could similarly be subject to liability if Inflatables' stock issuances registered on Form S-8 did not qualify for registration on such form. A claim against the Company for a violation of the registration requirements of applicable law could have a material adverse effect on the Company.

INFLATABLES MAY HAVE ISSUED STOCK OR DERIVATIVE SECURITIES PRIOR TO MAY 17, 2002 OF WHICH CURRENT COMPANY MANAGEMENT IS UNAWARE. SUCH ISSUANCES COULD RESULT IN UNFORESEEN DILUTION.

         Prior to its May 2002 business combination with Paintball, Inflatables issued numerous warrants, options or rights to acquire its common stock, and its records regarding such issuances may not be accurate. (See the immediately preceding risk factor.) Inflatables filed a Registration Statement on Form SB-2 in August 2000 registering shares and warrants that were issued in a May 2000 private placement to several investors. No documents from the May 2000 private placement were ever filed as exhibits to the August 2000 Form SB-2 or any of Inflatables periodic reports. In addition, Inflatables and Paintball originally intended to combine by means of a statutory merger in a transaction in which Paintball stock was registered for issuance to Inflatables shareholders on a Registration Statement on Form S-4. In December 2001, shortly after the S-4 was declared effective by the SEC, the merger was put on hold as the result of a lawsuit by three Inflatables shareholders (Universal Consultants, Inc., National Financial, Inc. and William Carroll) against Gregg Mulholland and David Ariss in their individual capacities. See, "Certain Relationships and Related Transactions - February 2000 Option to National Financial, Inc., -- December 2000 Loan from Universal Consultants, Inc., and - Third Party Lawsuit Against Gregg Mulholland and David Ariss in their Individual Capacities." The lawsuit was based on documents that had not been disclosed to Paintball and had not been filed as exhibits to Inflatables' periodic reports. Current management believes the transactions and documents forming the basis of the lawsuit may not have been properly disclosed in Inflatables' periodic reports.

         In connection with Inflatables business combination with Paintball in May 2002, the purchasers in the May 2000 private placement and the plaintiffs in the lawsuit described above executed a shareholders agreement in which they (i) gave warranties as to the outstanding agreements with Inflatables to which they were parties, (no purchaser listed any agreements pertaining to the May 2000 private placement); (ii) agreed to terminate without further obligation any securities, warrants and options that were not listed in the agreement; and
(iii) agreed to waive all existing claims against Inflatables except for Inflatables' obligation to issue 1,320,000 shares of its common stock pursuant to a warrant held by Universal Consultants, Inc. See "Certain Relationships and Related Transactions - Inflatables Acquisition of Paintball - Shareholders Agreement." The Company's current management believes that the purchasers in the May 2000 private placement and the lawsuit plaintiffs thus do not hold any unrecorded securities of the Company; however, there can be no assurance to this effect.

         During the preparation of an amendment to the November 2002 SB-2, the Company's new management discovered several discrepancies between (1) the description of recent sales of unregistered securities in Inflatables 2001 Annual Report on Form 10-KSB, as amended, (2) board minutes provided by Inflatables to Paintball in February 2002 and (3) a record of original issuances by the Registrant recently obtained from the Company's registrar and transfer agent. These discrepancies are described in Exhibit 99.3 to this Annual Report, which exhibit is incorporated herein by reference.

          The Company's current management is not aware of any Inflatables' securities issuances that have not now been disclosed in the Company's periodic reports and/or the Registration Statement on Form SB-2 referenced in the preceding paragraph; however, because of the problems described in this risk factor, the Company's current management believes that Inflatables' records regarding its securities are less reliable than those of most public companies, and there can be no assurance that there are no outstanding securities of the Company of which current management is not aware and which have not been publicly disclosed. Stockholders could suffer unforeseen dilution in the event that unrecorded stock exists or unrecorded warrants, options or rights are presented and exercised.

INFLATABLES' FORMER CHAIRMAN, CHIEF EXECUTIVE OFFICER AND LARGEST SHAREHOLDER AND CERTAIN BENEFICIAL OWNERS OF THE COMPANY'S COMMON STOCK HAVE FAILED TO CERTIFY THE ACCURACY OF INFORMATION ABOUT THEIR RELATIONSHIP TO INFLATABLES DESCRIBED IN THIS ANNUAL REPORT.

         This Annual Report contains substantial disclosure about transactions, relationships and events involving Inflatables that occurred before the Company's current management became management of Inflatables. Most of this information is set forth under Items 11 and 12 below The Company's current management did not manage Inflatables prior to May 17, 2002, and current management has little or no direct knowledge of transactions, relationships or events involving Inflatables prior to that date (other than negotiations and transactions between Inflatables and Paintball). Consequently, current management has had to rely exclusively on information provided by the parties involved in these transactions, relationships and events in preparing the descriptions thereof set forth in this Prospectus. Such parties include Inflatables' pre-May 17, 2002 management, particularly Gregg Mulholland who was Inflatables' Chairman, Chief Executive Officer and largest shareholder prior to May 17, 2002, and the following beneficial owners of the Company's Common Stock:

            Universal Consultants, Inc.        William Carroll
            National Financial, Inc.           Yvonne M. Hines
            Apex One, Inc.                     William E. Heldman
            Apollo One, Inc.                   Silver County Financial, Inc.
            Certified One, Inc.                Premier Financial, Inc.
            Dylan's Dance Hall, Inc.           TNR Development Corporation

         Most of the forgoing beneficial owners and Mr. Mulholland certified the accuracy of such information as set forth in the Prospectus contained in the November 2002 SB-2; however, they have failed to certify the information as revised in response to comments on the initial filing of the SB-2 received from the Securities and Exchange Commission.

         The Company's current management has prepared the information set forth in this Annual Report about transactions, relationships and events involving Inflatables and these beneficial owners to the best of current management's ability. To the best of current management's knowledge, this information correctly describes all material information about these transactions, relationships and events; however, Mr. Mulholland and these beneficial owners have failed to certify the accuracy of such descriptions, so there can be no assurance that information about such transactions, relationships and events is true, complete or accurate.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's headquarters are located in Greenville, South Carolina. The Company currently operates two warehouses and sales offices, which are located in Paramount, California and the Greenville, South Carolina headquarters. The Company has shutdown a warehouse and sales office in Irving, Texas. Total office and warehousing between the two remaining locations is approximately 50,000 square feet. All office and warehousing facilities are leased. The Company's office, retail and warehousing facility in South Carolina is leased from NP Realty Company, Inc., which is related to the Company through common ownership. Minimum rentals under this lease are $160,000 per year through its expiration in December 2004. (See Notes 7 and 11 of the "Notes to the Consolidated Financial Statements for December 31, 2001, 2000 and 1999" included in this Annual Report and incorporated herein by reference.) Monthly rent for the California lease is approximately $5,200, and this lease is month-to-month. The Texas lease expires in April 2003. The Company is searching for a replacement facility in Texas and in Wichita, Kansas. The Company may not necessarily open a replacement for the Texas facility depending on whether a suitable facility can be found. All inflatables manufacturing is conducted at the Company's Greenville, South Carolina location. The Company warehouses paintball products and conducts paintball sales out of both the Greenville, South Carolina and the Paramount, California locations. The Company believes that both properties are in good condition and adequate for the conduct of the Company's business. The Company believes that closing the Texas facility will not have a material effect on the Company's results of operations or financial conditions. The Company has no current plans to improve or further develop any of its properties. The Company maintains casualty and property-owners liability insurance on its facilities with coverage that the Company believes is commercially reasonable.

         Paintball's $1,327,813 promissory note to SouthTrust Bank that matures on April 30, 2003 provides that it is secured by all of Paintball's current and after-acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment, and proceeds and products thereof. SouthTrust Bank has informed the Company that it will not renew the note. The Company is currently seeking alternative sources of financing, but there can be no assurance the Company's efforts will be successful. See "Managements' Discussion and Analysis
- Liquidity and Capital Resources" which information is incorporated herein by reference.

         Property and equipment is stated at cost in the Company's consolidated financial statements. Leasehold improvements are depreciated using the straight-line method over the shorter of 39 years or the life of the lease. Property tax expense for the South Carolina, California and Texas properties totaled approximately $98,500 for fiscal year 2002.

         The Company generally does not invest in real estate, mortgages or securities of or interests in entities engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

LAWSUIT AGAINST THE SPORTS AUTHORITY

         On July 23, 2002, the Company filed suit against The Sports Authority, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. The complaint alleges that The Sports Authority, Inc. (1) conspired with certain persons to order paintball guns from the Company, falsely claimed the paintball guns were defective, refused to pay the Company for the paintball guns and then resold or otherwise used the paintball guns, (2) engaged in unfair trade practices under South Carolina law that damaged and continue to damage the Company in an amount in excess of $1,000,000 and (3) converted the Company's property. The Company seeks actual damages of $1,000,000, an additional amount equal to three times actual damages, consequential and incidental damages, costs and attorney's fees and punitive damages. The parties are in the early stages of discovery.

LAWSUIT BY LARRY COSSIO AGAINST THE COMPANY, PAINTBALL, ILM, INC. AND MR. FAIRBANKS

         On March 6, 2003, Larry Cossio, the former President of Paintball's insurance subsidiary ILM, Inc., filed suit against William R. Fairbanks, the Company's President, Chief Executive Officer and majority shareholders and one of its directors, the Company, Paintball and ILM, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. On March 5, 2003, Mr. Cossio provided Mr. Fairbanks with a letter indicating that he was resigning his employment with "the Company" (without defining "the Company" in his letter). Generally, Mr. Cossio alleges that:

     (i) Paintball failed to pay notes in the aggregate principal amount of $174,499 when due that were issued as part of the purchase price Paintball paid to acquire Mr. Cossio's business in July 2001;
     (ii) Paintball consummated the business combination with Inflatables knowing it would have a material adverse effect on Paintball;
     (iii)Mr. Fairbanks fraudulently induced Mr. Cossio and his wife with material misrepresentations to accept 897,495 shares of the Company's Common Stock in satisfaction of the principal amounts of the notes and failed to convey the stock so purchased;
     (iv) Mr. Fairbanks has diverted over $1.3 million in funds from the Company to Genesis Racing (a company majority-owned and controlled by Mr. Fairbanks that races automobiles and for which Mr. Fairbanks is a race car driver) for Mr. Fairbanks' personal benefit; and
     (v) The Defendants have failed to pay Mr. Cossio a bonus earned under his employment agreement with the Company.

Mr. Cossio's complaint includes several claims based on South Carolina state law theories including fraud, breach of contract, negligence and negligent misrepresentation, breach of fiduciary duty, promissory estoppel, quantum meruit and failure to pay wages. Generally, Mr. Cossio is seeking (a) rescission of Paintball's July 2001 acquisition of his business, (b) damages, including actual damages and with respect to some claims, consequential damages, compensatory damages, treble damages, punitive damages, costs, attorneys fees and interest, and (c) specific performance, injunctive relief and other equitable remedies with respect to some of his causes of action. Mr. Cossio has also moved for a temporary restraining order to restrain the defendants from conveying any substantial assets of the Company, other than in the ordinary course of business, and from entering into any agreements to convey such assets or the shares of the corporate defendants and for and the appointment of a receiver to manage the affairs of the Company. On March 11, 2003, the Court heard and denied a motion by Mr. Cossio for a restraining order.

         This matter is in the very early stages of litigation, and the Company is evaluating Mr. Cossio's claims in order to determine what response to make. The Company currently believes that Mr. Cossio's complaints are without merit.

CALIFORNIA SALES TAX AUDIT OF PAINTBALL

         In 2002, Paintball underwent a California state sales tax audit by the California State Board of Equalization (the "California SBE") related to sales Paintball made from Texas during the period October 1, 1998 to December 31, 2001. On September 23, 2002, the Company received a Notice of Determination from the California SBE providing that Paintball owed $224,282 in unpaid sales taxes, interest and penalties for this period. The Company petitioned for a redetermination. In March 2003, the Company received a Report of Field Audit - Reaudit indicating that the Company's total liability had been redetermined to be $75,536. The Company has already paid $10,100 of the amount owed, and the Company recorded a current liability of $65,436 for the balance of this liability.

         From time to time, the Company is party to ordinary routine product liability litigation, contract breach litigation, or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is currently traded on the NASD Over-the-Counter Bulletin Board exchange (the "OTC-BB") under the symbol "ASDP"
(sic). From April 24, 2001 to July 10, 2002, the stock traded on the OTC-BB under the market symbol "BLMP". From December 28, 1999 to April 23, 2001, the stock traded on the OTC-BB under the market symbol "GLLK." Prior to December 28, 1999, there was no public market for the Company's common stock. Since the commencement of trading in the Common Stock, there has not been a firmly established public trading market for the Common Stock. Set forth below is the high and low bid price for the Common Stock on the OTC-BB for the 2001 and 2002 fiscal years as listed on Nasdaq's web site at www.nasdaq.com. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    -------------------------------------- -----------------------------------
                   2001                                    2002
    -------------------------------------- -----------------------------------
     Quarter        High          Low        Quarter       High          Low
    ------------ ------------ ------------ ------------ ------------ ---------
       1st          $1.00        $0.44         1st         $0.25        $0.11
       2nd          0.56         0.33          2nd         0.77         0.18
       3rd          0.47         0.12          3rd         0.47         0.26
       4th          0.52         0.08          4th         0.43         0.12
    ------------ ------------ ------------ ------------ ------------ ---------

         As of March 26, 2003, there were 409 record holders of the Company's Common Stock and the closing bid price of the Common Stock was $0.28 per share. The Company has never paid dividends with respect to its Common Stock.

         Set forth below is a description of unregistered sales of the Company's securities during the fourth quarter of 2002. The Company believes that the transactions described below were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because of the small number of stock purchasers in each transaction.

     o On December 24, 2002, the Company entered into a Business Consulting Agreement with Basic Investors Inc. pursuant to which the Company agreed to issue one million shares of its Common Stock in four quarterly installments beginning on December 24, 2002 in exchange for consulting services through December 24, 2003.
     o On October 9, 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan (the "Plan") that is subject to the subsequent approval and adoption by the Company's shareholders. A copy of the Plan is filed as Exhibit 10.10 to this Annual Report. The Company expects to submit the Plan to its shareholders for their approval at the next annual meeting of shareholders, currently expected to be held in the second quarter of 2003. If the Plan is approved by the Company's shareholders, the Company expects to register the issuance of shares pursuant to the Plan on Form S-8. On October 22, 2002, the Board granted options covering an aggregate of 1,325,000 shares to an aggregate of 32 employees, subject to approval of the Plan by the Company's shareholders. These options have an exercise price of $0.25 per share ($0.01 per share greater than the closing stock price on October 21, 2002), begin vesting on June 1, 2003 and are expected to be subject to a yet-to-be-determined vesting schedule and other yet-to-be-determined terms and conditions. The Plan provides that these options must expire no later than the tenth anniversary of the grant date.
     o In October 2002, the Company sold 800,000 shares of unregistered Common Stock at $0.25 per share to Bill Heldman, a member of the

          UCI/NFI Affiliates group disclosed in the beneficial ownership table in the Prospectus, pursuant to a stock subscription agreement dated October 3, 2002.
     o On November 21, 2002, the Company issued 250,000 shares of its Common Stock to Theodore Richard Neall Gellert in satisfaction of an obligation of Paintball contained an employment agreement and related termination agreement between Paintball and Mr. Gellert to issue $50,000 of Paintball's common stock to Mr. Gellert in the event that Paintball's common stock became publicly traded.
     o On November 21, 2002, the Company issued 897,495 shares of its Common Stock to Larry and Marcela Cossio in satisfaction of the $179,499 outstanding principal amount of Paintball's obligations to the Cossios under two notes.
     o In September 2002, the Company sold 680,000 shares of unregistered Common Stock at $0.25 per share to Yvonne Hines, a member of the UCI/NFI Affiliates group disclosed in the beneficial ownership table in the Prospectus, pursuant to a stock subscription agreement dated October 1, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's independent auditors, Abrams & Company, P.C., have indicated in their report on the Company's consolidated financial statements set forth in Item 7 below that the Company's recent losses from operations, projected loss for the year ended December 31, 2003, lack of working capital, past-due obligations and a bank promissory note due on April 30, 2003 raise substantial doubt about the Company's ability to continue as a going concern.

     o The Company has incurred a significant loss of approximately $1.9 million for the year ended December 31, 2002.
     o The Company incurred losses for two years ended December 31, 2001, and December 31, 2000 of approximately $224,000 and $20,000, respectively.
     o The Company has a deficiency in working capital, at December 31, 2002 of approximately $1.4 million. Such working capital deficit includes:
          o Approximately $322,000 of unpaid payroll taxes of Inflatables for the year ended December 31, 2001;
          o Approximately $2.5 million in accounts payable that were more than 90 days past due at December 31, 2002; and
          o A bank promissory note that matures on April 30, 2003 in the total amount of approximately $1.4 million, and the bank has informed the Company that it will not renew the note.

          The Company's management believes that the Company will not be able to continue as a going concern beyond the end of the second quarter of 2003 without obtaining new debt or equity funding totaling approximately $2.0 to $2.5 million. The Company's primary objective is to secure appropriate financing to allow the Company to satisfy its obligation at the maturity of the bank promissory note and to rebuild its inventory to historical levels. To date, the Company has contacted a number of financial institutions and asset based lenders but has not yet obtained suitable financing. Management is actively pursuing new equity investors and potential acquirors of the Company or a majority of the assets or business of the Company. Management is currently engaged in discussions with an investor contemplating an equity investment in the Company. There can be no assurance that this or any transaction with this party will occur. However if such a transaction were to occur, the Company believes there is a possiblity it could take place quickly. Management believes that it will be successful in either obtaining the necessary capital infusion or selling all or a majority of the Company's assets or business; however, there can be no assurance to this effect. If Management's efforts are unsuccessful, Management expects the Company to become insolvent no later than the third quarter of 2003.

          The Company's customers continue to exhibit a healthy level of demand for our products. However, without the ability to finance the purchase of appropriate levels of fresh inventory to satisfy such demand, the Company's sales have continued to decline through the first quarter of 2003.

          While continuing to search for alternative sources of financing, the Company has focused on cost cutting measures in an effort to minimize cash outflow. The Company's goal is to reduce expenditures for selling, general and administrative expenses by $1.5 million on an annual basis.

          In March 2003, the Company decided to close its warehouse facility in Texas. The Company believes it will be able to satisfy wholesale orders previously shipped from Texas through its remaining warehouses in South Carolina and California. During the year ended December 31, 2002, total operating expenses incurred by the Texas facility approximated $285,000, consisting primarily of salaries, property taxes, rent and utilities. Over the course of the next year, the Company believes it will save an amount approximately equal to the 2002 expenditure.

          Also, the Company expects to realize further savings in the coming year in the Company's Paintball subsidiary in the areas of employee costs, legal fees, communications, advertising and promotion and prior years' tax audit charges. As an additional means of keeping strict control of costs, the Company has recently cut back its Inflatables operations, particularly in the marketing area. We continue to market Inflatables' products, although not as aggressively as was done in fiscal 2002. The Company expects to realize total annualized savings related to Inflatables of approximately $300,000.

INFLATABLES' BUSINESS COMBINATION WITH PAINTBALL ON MAY 17, 2002

         On May 17, 2002, Inflatables acquired Paintball, then known as American Sports Development Group, Inc. and formerly known as National Paintball Supply Company, Inc.. For accounting purposes, the transaction was treated as the acquisition of Inflatables by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball making Paintball a wholly owned subsidiary of Inflatables.

         In June 2002, after the reverse acquisition, the combined companies were restructured as follows:

         1. Paintball's wholly-owned subsidiary Paintball Incorporated was merged into Paintball with Paintball as the surviving company but with its name changed from "American Sports Development Group, Inc." to "Paintball Incorporated";
         2. Inflatables changed its name from "American Inflatables, Inc." to "American Sports Development Group, Inc." by means of a merger with a wholly owned shell subsidiary formed for the purpose of effecting the name change; and
         3. The old Inflatables, which was now the Company, formed a new Delaware subsidiary named "American Inflatables, Inc." and transferred the assets and liabilities of its pre-acquisition inflatable advertising business down to the new subsidiary.

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

         The Company has assigned a value of $1,801,757 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties. No cash was paid in the acquisition, and acquisition costs were expensed during the first six months of 2002 and are not included in the value assigned to the acquisition.

         Approximately $1,560,000 of the acquisition price was classified as goodwill, and approximately $250,000 represented the fair value of custom design patterns and customer lists. For the period May 17, 2002, the date of the acquisition, to December 31, 2002, Inflatables' sales, gross profit and net loss recognized by the Company have totaled $542,480, $279,810 and $313,327, respectively. During the first quarter of 2003, Inflatables' sales and gross profit have declined due to cutbacks in marketing expenditures. As a result of continued losses since acquisition, the Company believes its investment in Inflatables has suffered an impairment of value of $500,000. Accordingly, a non-cash charge for impairment of goodwill in this amount has been recorded at December 31, 2003. The remaining value of the Company's investment in Inflatables (approximately $1.3 million) represents the Company's estimate of its fair market value based on tests involving both multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of Inflatables' fair market value also includes $300,000 as the estimate of Inflatables' position as a publicly traded entity.

RESULTS OF OPERATIONS

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

         YEAR ENDED DECEMBER 31, 2002 V. YEAR ENDED DECEMBER 31, 2001

         The Company's results of operations for the year ended December 31, 2002 include the results of operations of American Inflatables, Inc.(Inflatables) from the date of acquisition, May 17, 2002, through December 31, 2002. Results of operations for the same period of the prior year do not include any effect of this acquisition. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

         For the fiscal year ended December 31, 2002, the Company's net sales declined $4,196,681 (or 17.9 percent) compared to the same period of the prior year. Included in sales for the 2002 period was approximately $540,000 related to Inflatables. No sales related to Inflatables were included in the 2001 fiscal year. The decrease in consolidated sales is primarily attributable to the Company's decision in 2002 to not ship paintball products to The Sports Authority, Inc. due to disagreements in payment policies. During fiscal year 2002, the Company shipped approximately $4,145,000 less paintball products to The Sports Authority, Inc compared to the same period in 2001. Exclusive of sales to mass sporting goods merchants, sales through the Company's traditional wholesale and retail channels were essentially flat in fiscal year 2002 compared to fiscal year 2001. High levels of industry competition continue to hamper the Company's ability to increase sales prices, most notably among commodity products such as paintballs and CO2 bottles. The Company's sales during the fourth quarter of 2002 were also negatively affected due to difficulties in obtaining financing to maintain appropriate levels of inventory through this traditionally strong quarter of the year. This condition has continued to negatively affect the Company's sales and operations through the first quarter of 2003 as well. See "Liquidity and Capital Resources" below and the Notes to Consolidated Financial Statements included in Item 7 below.

         Although consolidated sales declined by $4,196,681 in fiscal 2002, Gross Profit dropped only $58,212, as gross profit percentages rose from 17.9 percent in fiscal 2001 to 21.5 percent in 2002. The rise in gross profit percentage in 2002 is due mainly to the above mentioned lack of lower margin shipments to The Sports Authority, Inc. Also contributing to the increase in gross margin percentage in 2002 were higher margin sales related to Inflatables. Gross profit related to Inflatables sales in 2002 was approximately $280,000.

         Selling, general and administrative ("SG&A") costs increased by $794,149 during the year ended December 31, 2002 compared to the same period of 2001. This increase was primarily due to the inclusion in 2002 of approximately $600,000 of SG&A expense of Inflatables, which was not included in the Company's results of operations during 2001. Exclusive of Inflatables' expenses, the Company realized savings in 2002 in the areas of payroll and advertising, which were offset by higher legal and professional fees related to the Company's reverse acquisition of Inflatables during the second quarter of 2002. Also included in SG&A expense in 2002 were approximately $94,000 in compensation paid with common stock, a sales tax audit in California, additional bad debt expense and higher amortization expenses related to intangible assets. Total SG&A expenses represented 28.8 percent of sales in fiscal 2002 compared to 20.2 percent of sales during 2001, reflecting both the higher level of expense and the lower sales level during 2002 compared to 2001.

         Interest expense for 2002 declined$44,239, or 35.2 percent, compared to the prior year, due mainly to lower interest rates on the Company's bank line of credit.

         In 2001, the Company recorded other income of $300,000 related to the settlement of a dispute with a competitor over ownership of the name "National Paintball Supply". In September 2001, Paintball Incorporated entered into an agreement with the competitor to sell the "National Paintball Supply" and other logos for $300,000. The Company received $150,000 in cash and a note receivable for $150,000. At December 31, 2001 the balance due the company was $30,000, which was received in the first quarter of 2002. The Company recognized a gain of $300,000 in 2001, which was presented as a separate line item within "Other Income (Expense)" in the income statement for the year ended December 31, 2001. Funds received from the sale of these logos were used for the pay down of debt associated with acquisitions of National Paintball Association and Warrior Sports Gear, the Bank Line of Credit and Notes Payable. At December 31, 2002, there were no amounts outstanding related to this settlement.

         A benefit for income taxes recoverable, based on the pre-tax loss was provided in 2001 at statutory rates. No such benefit has been provided for losses incurred in fiscal 2002 since the realization of future earnings to absorb a tax loss carry forward is uncertain at this time.

         FOURTH QUARTER 2002 ADJUSTMENTS TO FINANCIAL STATEMENTS

         During the fourth quarter of 2002, the Company recorded a number of adjustments to its financial statements, which individually and/or cumulatively had a material effect on its results of operations and financial condition. These adjustments included the recognition of a $500,000 impairment to the carrying value of its investment in Inflatables, the reserving of all tax benefit based on the consolidated pre-tax loss for the year ended December 31, 2002, compensation expense paid in Company stock, expenses related to a sales tax audit, an increase in bad debt expense related to a receivable which is the subject of a suit filed by the Company and expenses related to acquisition of assets in a prior year.

         RESULTS OF OPERATIONS OF INFLATABLES FOR THE PERIOD MAY 17, 2002 TO DECEMBER 31, 2002

         As noted above, the results of operations for the year ended December 31, 2002 include those of Inflatables from the date of acquisition (May 17, 2002) to the end of the year, while no such results are included in the comparable period of 2001. Since the acquisition date, Inflatables has generated approximate sales of $542,000, gross profit of approximately $280,000 and a net loss of approximately $313,000. The net loss was attributable to a high level of selling, general and administrative expenses.

         After Paintball's reverse acquisition of Inflatables on May 17, 2002, the Company took steps in an effort to improve Inflatables' financial results. Inflatables historically generated sales through leads obtained at various industrial trade shows. In a revamping of Inflatables' sales strategy, the Company shifted its marketing emphasis to more cost effective methods of generating sales, such as advertising in industry trade magazines and the use of the Company's broadcast fax capabilities. Additionally, new sales personnel were added during the fourth quarter of 2002 in an effort to increase sales volume, and the Company restructured Inflatables' management, reduced overhead and invested in new productivity software.

         During the third quarter of 2002, the Company transferred Inflatables' manufacturing operations from California to South Carolina. Inflatables' manufacturing facilities are now housed in excess warehouse space in the Company's Greenville, South Carolina location. In addition to benefiting from lower rental expense, the Company can now exercise more direct hands-on management of the Inflatables business. This transfer was accomplished at minimum cost and did not have a material effect on the Company's results of operations. No additional liabilities will be accrued related to this move.

         The Company's efforts to make Inflatables profitable have so far been unsuccessful, and the Company currently does not expect Inflatables to become profitable in 2003. Inflatables continues to market its products, though not as aggressively as it did in 2002.

         For accounting purposes, Inflatables business combination with Paintball is treated as the acquisition of Inflatables by Paintball. In accordance with EITF 99-12, the Company assigned a value of approximately $1.8 million to the acquisition, of which approximately $1,560,000 was classified as goodwill and approximately $250,000 represented the fair value of custom design patterns and customer lists.

         For the period May 17, 2002, the date of the acquisition, to December 31, 2002, Inflatables' sales, gross profit and net loss recognized by the Company have totaled $542,480, $279,810 and $313,327, respectively. During the first quarter of 2003, Inflatables' sales and gross profit have declined due to cutbacks in marketing expenditures. As a result of continued losses since acquisition, the Company believes its investment in Inflatables has suffered an impairment of value of $500,000. Accordingly, a non-cash charge for impairment of goodwill in this amount has been recorded at December 31, 2003. The remaining value of the Company's investment in Inflatables (approximately $1.3 million) represents the Company's estimate of its fair market value based on tests involving both multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of Inflatables' fair market value also includes $300,000 as the estimate of Inflatables' position as a publicly traded entity.

LIQUIDITY & CAPITAL RESOURCES

         The Company has historically satisfied its capital requirements through a combination of internally generated cash and borrowings on its bank line of credit.

         During the year ended December 31, 2002, the Company used approximately $367,000 in cash from operating activities compared to generating approximately $279,000 in cash for the same period last year. This negative variance in 2002 is due mainly to the incurrence of a net loss of $1,963,608 compared to a net loss of $224,416 in 2001. Lower working capital requirements during 2002 partially offset this negative variance.

         Cash flow from investing activities was favorably affected in 2002 by the collection of $130,000 from two notes receivable. The Company also recognized additional goodwill and other intangibles of approximately $1,560,000 and $250,000, respectively, from Inflatables' business combination with Paintball at May 17, 2002. A non-cash impairment charge to the goodwill of $500,000 was recorded at December 31, 2002. The Company issued stock valued at $1,801,757 as consideration in the transaction. There was no cash effect from the transaction. In fiscal 2002, the Company expended $27,000 in cash for acquisitions compared to total cash expenditures for acquisitions of approximately $214,000 in fiscal year 2001.

         Cash flows from financing activities for the year ended December 31, 2002 included reductions of notes payable of approximately $367,000 and net proceeds from the Company's bank line of credit of approximately $345,000.

         At December 31, 2002, approximately $2.5 million of the Company's $3.6 million of current Accounts Payable were over 90 days old. Currently, none of the creditors has taken any action to declare a default with respect to the Company's debts owed to them or initiated any collection action. However, there can be no assurance that any of the Company's creditors will continue their forbearance. If creditors who are owed a significant portion of the total past due accounts payable were to initiate collection actions, the Company could be materially adversely affected.

          At December 31, 2001, the Company had a total of $714,800 in notes payable, of which $649,876 was classified as current. At December 31, 2002, this total had been reduced to $168,603, of which $150,452 was classified as current. This reduction occurred through a combination of scheduled cash payments and the issuance of common stock in consideration for cancellation of indebtedness. On November 21, 2002 the Company issued 897,495 shares of its common stock in satisfaction of the $179,499 outstanding principal balance owed to Larry and Marcella Cossio. As of March 31, 2003, the Company made additional cash payments totaling approximately $62,000, leaving total notes payable at approximately $107,000. $72,000 is outstanding on a note due on May 1, 2003 that the Company does not expect to be able to pay in full before October 2003. The Company does not expect the creditor of this note to declare a default or seek to exercise any rights arising as the result of a default; however, there can be no assurance that the Company will be able to satisfy this debt by October 2003 or that the pertinent creditor will forbear from taking action to enforce payment. Were the creditor to demand payment, the Company would be materially adversely affected.

         BANK LINE OF CREDIT

         The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit has been restructured into a promissory note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate (4.25% at December 31, 2002) plus one percent. The note is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. The note is personally guaranteed by the Company's two directors, William R. Fairbanks, who is also the Company's President, Chief Executive Officer and majority shareholder, and Douglas L. Brown, who is also the Company's Vice President and Secretary.
The bank has informed the Company that it will not renew the note.

The Company is actively seeking alternative sources of credit, but there can be no assurance the Company's efforts will be successful. Were the Company to be unsuccessful in finding a replacement line of credit, the Company would be materially adversely affected.

         STOCK ISSUANCES AFTER INFLATABLES' BUSINESS COMBINATION WITH PAINTBALL

         In September 2002, the Company sold 680,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 1, 2002. In October 2002, the Company sold 800,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 3, 2002. The stock subscription agreements for these transactions provide that if the Company proposes to register any of its securities under the Securities Act at any time but no later than November 12, 2002 (other than certain registrations on Form S-8), then the Company must register the resale of these shares on the registration statement for such registration. The Company filed a Registration Statement on Form SB-2 to register the resale of these shares with the SEC in November 2002. The SEC reviewed the Company's submission and forwarded comments and requests for additional information. The Company expects to file an amended Form SB-2 in April 2003.

         During September and October 2002, the Company also issued 54,028 and 15,000 shares, respectively, of its common stock to two consultants in transactions registered on Forms S-8 filed with the Securities and Exchange Commission on September 30, 2002 and October 22, 2002 in satisfaction of payables owed to the consultants totaling approximately $14,300.

         On October 9, 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan (the "Plan") that is subject to the subsequent approval and adoption by the Company's shareholders. A copy of the Plan is filed as Exhibit
10.10 to this annual report. The Company expects to submit the Plan to its shareholders for their approval at the next annual meeting of shareholders, currently expected to be held in the second quarter of 2003. If the Plan is approved by the Company's shareholders, the Company expects to register the issuance of shares pursuant to the Plan on Form S-8. On October 22, 2002, the Board granted options covering an aggregate of 1,325,000 shares to an aggregate of 32 employees, subject to approval of the Plan by the Company's shareholders. These options have an exercise price of $0.25 per share ($0.01 per share greater than the closing stock price on October 21, 2002), begin vesting on June 1, 2003 and are expected to be subject to a yet-to-be-determined vesting schedule and other yet-to-be-determined terms and conditions. The Plan provides that these options must expire no later than the tenth anniversary of the grant date.

         On November 21, 2002, the Company issued 250,000 shares of its Common Stock to Theodore Richard Neall Gellert in satisfaction of an obligation of Paintball contained in an employment agreement and related termination agreement between Paintball and Mr. Gellert to issue $50,000 of Paintball's common stock to Mr. Gellert in the event that Paintball's common stock became publicly traded. On November 21, 2002, the Company issued 897,495 shares of its Common Stock to Larry and Marcela Cossio in satisfaction of Paintball's outstanding obligations in the amount of $179,499 to the Cossios under two notes.

         On December 24, 2002, the Company entered into a Business Consulting Agreement with Basic Investors Inc. pursuant to which the Company agreed to issue one million shares of its Common Stock in four quarterly installments beginning on December 24, 2002 in exchange for consulting services through December 24, 2003.

         CERTAIN TAX LIABILITIES

         In 2001, Inflatables failed to pay to federal and state taxing authorities an aggregate of approximately $317,000 in payroll income tax withholdings. As of December 31, 2002, this amount had increased with interest and penalties to approximately $322,000 and is included in the accompanying consolidated balance sheet set forth in Item 7 below in "Accounts payable and accrued expenses." Inflatables began utilizing a payroll service in 2002 that caused its payroll deductions to be paid to the IRS, so the Company believes that Inflatables has paid its 2002 withholdings.

         In 2002, Paintball underwent a California state sales tax audit by the California State Board of Equalization (the "California SBE") related to sales Paintball made from Texas during the period October 1, 1998 to December 31, 2001. On September 23, 2002, the Company received a Notice of Determination from the California SBE providing that Paintball owed $224,282 in unpaid sales taxes, interest and penalties for this period. The Company petitioned for a redetermination. In March 2003, the Company received a Report of Field Audit - Reaudit indicating that the Company's total liability had been redetermined to be $75,536. The Company has already paid $10,100 of the amount owed and has recorded a liability of $65,436 at December 31, 2002 for the balance of this liability.

         In addition, prior to Inflatables' business combination with Paintball in May 2002, Inflatables did not file returns or pay sales tax in any jurisdiction for the year 2001 or the pre-closing portion of 2002. The Company does not know if Inflatables was liable for sales taxes in 2001 or the pre-closing portion of 2002, or, if it were, what the amount of the liability would be. Due to this uncertainty, the Company has not recorded any liability related to this matter.

         The Company currently plans to use net income from operations and borrowings to pay Inflatables' liability for 2001 federal income tax withholdings and sales tax, if any, and Paintball's liability for California sales tax; however, the Company had a loss from operations of approximately $1.9 million in 2002 and Paintball's $1,327,813 promissory note to SouthTrust Bank expires on April 30, 2003. SouthTrust Bank has informed the Company that it will not renew the note. There can be no assurance that the Company will generate income from operations in 2003 or be able to obtain sufficient credit. If tax authorities were to seek to force Inflatables and/or Paintball to pay these liabilities before the Company has generated net income from operations or obtained sufficient credit, the Company's business could be materially adversely affected.

         CONTINGENT LIABILITIES OF INFLATABLES

         The Company believes there exists a risk that it may incur certain liabilities related to actions taken by Inflatables' pre-May 17, 2002 management in periods prior to Inflatables' business combination with Paintball. Among these risks are potential liabilities for sales taxes, fines for non-compliance with Immigration and Naturalization Service regulations, fines for workers' compensation claims and liabilities for non-compliance with Securities Act regulations. The Company has no direct knowledge of any existing liability related to these risks and therefore has not made any provision for such in the accompanying financial statements; however, there can be no assurance that one or more of these contingencies will not be realized. For further information on these risks and contingencies, see the following risk factors set forth in the "Risk Factors" subsection of Item 1, which are incorporated herein by reference:

     o Prior to Inflatables' Business Combination with Paintball, Inflatables Failed to Obtain Complete Forms I-9 Regarding Eligibility to Work from all of its Employees.
     o We May Be Subject to Exposure to Contingent Liabilities in Connection with Prior Periodic Reports of Inflatables.
     o    Inflatables did not have Workers Compensation Insurance in 2001.
     o The Company Could be Subject to Liability for Unregistered Offerings with Respect to Prior Private Placements and Stock Issuances that May
          Have  Been  Improperly  Registered  by  Inflatables.   The  Record  of
          Inflatables  Stock  Issuances   Available  to  the  Company's  Current
          Management Contains Several Discrepancies.
     o Inflatables May Have Issued Stock or Derivative Securities Prior to May 17, 2002 of which Current Company Management is Unaware. Such Issuances Could Result in Unforeseen Dilution.
     o Inflatables' Former Chairman, Chief Executive Officer and Largest Shareholder and Certain Beneficial Owners of the Company's Common Stock Have Failed to Certify the Accuracy of Information About Their Relationship to Inflatables Described in this Annual Report.

         THE SPORTS AUTHORITY LITIGATION

         On July 23, 2002, the Company filed suit against The Sports Authority, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. The complaint alleges that The Sports Authority, Inc. (1) conspired with certain persons to order paintball guns from the Company, falsely claimed the paintball guns were defective, refused to pay the Company for the paintball guns and then resold or otherwise used the paintball guns, (2) engaged in unfair trade practices under South Carolina law that damaged and continue to damage the Company in an amount in excess of $1,000,000 and (3) converted the Company's property. The Company seeks actual damages of $1,000,000, an additional amount equal to three times actual damages, consequential and incidental damages, costs and attorney's fees and punitive damages. The parties are in the early stages of discovery.

SUBSEQUENT EVENTS

         LAWSUIT BY FORMER PRESIDENT OF INSURANCE SUBSIDIARY

         On March 6, 2003, the former President of the Company's insurance subsidiary, ILM Inc., filed suit against the Company's President, Chief Executive Officer, majority shareholder and director, the Company, Paintball and ILM, Inc., and resigned his employment with the Company. The suit alleges that the Company failed to pay notes due in the aggregate of $174,499 which were issued as part of the purchase price Paintball paid to acquire the insurance business in July 2001 and that the Company fraudulently induced the owners to accept 897,495 shares of the Company's common stock in satisfaction of the principal amounts of the note payable and failed to convey the stock so purchased. The former president of the insurance subsidiary also claims the Company has failed to pay him a bonus earned under his employment contract. This matter is in the very early stages of litigation, and the Company believes that the claims are without merit.

         CLOSURE OF TEXAS FACILITY

         In March 2003, the Company decided to close its warehouse facility in Dallas, Texas. The wholesale value of paintball products shipped from this facility in 2002 approximated $2.0 million, and the Texas retail facility sold approximately $250,000 in product in 2002. The Company believes it will be able to meet future demand for wholesale sales previously shipped from the Texas facility with shipments made from its South Carolina and California warehouses. During 2002, selling, general and administrative expenses charged to the Statement of Operations related to the Texas facility approximated $285,000.

ITEM 7.  FINANCIAL STATEMENTS.




                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

                           ___________________________


                           AMERICAN INFLATABLES, INC.

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                         DECEMBER 31, 2001 AND 2000 AND

                                       And

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 31, 2002

                        INDEX TO THE FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of American Sports Development Group, Inc. at December 31, 2001) and Subsidiaries for the Years Ended December 31, 2002 and 2001.

          Independent Auditor's Report                            30-A and 30-B
          Consolidated Balance Sheets                             31
          Consolidated Income Statements                          32
          Consolidated Statements of Stockholders' Equity         33
          Consolidated Statements of Cash Flows                   34
          Notes to the Consolidated Financial Statements          35-53

Audited Financial Statements of American Inflatables, Inc. for the Years Ended December 31, 2001 and 2000

          Independent Auditors' Report                            54
          Balance Sheets                                          55
          Statements of Operations                                56
          Statements of Stockholders' Equity (Deficit)            57
          Statements of Cash Flows                                58
          Notes to Financial Statements                           59-65

Unaudited Financial Statements of American Inflatables, Inc. for the Three Month Period Ended March 31, 2002

          Balance Sheets                                          66
          Statements of Operations                                67
          Statements of Cash Flows                                68
          Notes to Financial Statements                           69

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss approximating $1.9 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001, and projects a loss for the year ending December 31, 2003. In addition, the Company has a deficiency in working capital at December 31, 2002 approximating $1.4 million. Such working capital deficit includes approximately $322,000 of unpaid payroll taxes, substantial past due obligations and a bank promissory note, which matures on April 30, 2003 of approximately $1.4 million. The Company has been informed by the bank that the note will not be renewed. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are also discussed in
Note 1.



                                          /s/ Abrams and Company, P.C.
Abrams & Company, P.C.
Certified Public Accountants

Melville, New York
March 1, 2003


                                       30-A

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
 AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                           /s/ Merdinger, Fruchter, Rosen & Company, P.C. MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C. Certified Public Accountants

New York, New York
March 1, 2002


                                      30-B


                                AMERICAN SPORTS DEVELOPMENT GROUP INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                     DECEMBER 31,



                                                                                    2002                2001
                                                                                    ----                ----
                     ASSETS (all collateralized)

Current Assets:
Cash and cash equivalents                                                      $   332,101         $   304,239
Accounts receivable                                                              1,561,741           2,607,121
Other receivables- employees                                                        35,501              27,247
Recoverable income taxes                                                             8,131              84,419
Note receivable                                                                          -              30,000
Loans receivable- related parties                                                        -              95,554
Prepaid and other current assets                                                    51,829             150,360
Inventory                                                                        1,929,317           2,311,065
                                                                               -----------          ----------
Total Current Assets                                                             3,918,620           5,610,005

Property and Equipment-net of accumulated depreciation
and amoritzation of $785,978 and $579,578, respectively                            469,994             601,864
Goodwill, net of accumulated amortization of $69,952 at
December 31, 2002 and 2001                                                       1,637,580             529,112
Other intangibles, net of accumulated amortization of
$92,763 and $25,250, respectively                                                  450,637             241,150
Other assets                                                                        56,852              53,060
                                                                               -----------          ----------

                            TOTAL ASSETS                                       $ 6,533,683         $ 7,035,191
                                                                               ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank Promissory Note                                                             1,430,940           1,086,074
Accounts payable and accrued expenses                                            3,603,540           4,164,863
Due to affiliate                                                                   177,442             247,577
Notes payable-current portion                                                      150,452             649,876
                                                                               -----------          ----------
Total Current Liabilities                                                        5,362,374           6,148,390

Notes payable,less current portion                                                  18,151              64,924
                                                                               -----------          ----------

                          TOTAL LIABILITIES                                      5,380,525           6,213,314

Commitments and Contingencies                                                            -                   -

                        STOCKHOLDERS' EQUITY

Preferred stock-0 par value , authorized 20,000,000 shares,                              -
Common Stock - $.001 par value,  authorized 100,000,000
shares, 64,100,098 shares and 5,948,295 shares
issued and outstanding at December 31, 2002 and
2001, respectively                                                                  64,100               5,948
Additional Paid-In Capital                                                       2,603,221             216,485
Note receivable - common stock subscription                                       (149,999)                  -
Retained (Deficit) Earnings                                                     (1,364,164)            599,444
                                                                               -----------          ----------

Total Stockholders' Equity                                                       1,153,158             821,877
                                                                               -----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 6,533,683         $ 7,035,191
                                                                               ===========         ===========
See accompanying notes to consolidated financial statements.

                           AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE YEARS ENDED DECEMBER 31,



                                                                           2002                       2001
                                                                           ----                       ----

Net sales                                                             $ 19,300,108               $ 23,496,789
Cost of sales                                                           15,145,497                 19,283,966
                                                                      ------------               ------------
Gross profit                                                             4,154,611                  4,212,823

Selling, general and administrative expenses                             5,549,444                  4,755,295
                                                                      ------------               ------------

Loss from operations                                                    (1,394,833)                  (542,472)

Impairment of investment in American Inflatables, Inc.                    (500,000)                         -

Other income (expense):
Interest expense, net                                                      (81,305)                  (125,544)
Other income, net                                                           12,530                      3,300
Assignment of logo                                                               -                    300,000
                                                                      ------------               ------------

Loss before income taxes                                                (1,963,608)                  (364,716)

Income tax expense (benefit)                                                     -                   (140,300)
                                                                      ------------               ------------

Net loss                                                              $ (1,963,608)              $   (224,416)
                                                                      ============               ============
Net loss per common share
                                                                      ------------               ------------
Basic and diluted                                                          $ (0.05)              $      (0.04)
                                                                      ============               ============

Weighted average shares outstanding                                     39,910,111                  5,948,295
                                                                      ============               ============

See accompanying notes to consolidated financial statements.

                                                           AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                               Additional                                 Total
                                               Common Stock                    Paid - In        Note        Retained   Stockholders'
                                                  Shares        Amount          Capital      Receivable     Earnings     Equity

Balance at January 1, 2000                       5,948,295     $  5,948       $ 216,485      $     -      $  844,055   $ 1,066,488
Net loss for the year ended                                                                                                      -
  December 31, 2000                                      -            -               -            -         (20,195)      (20,195)
                                                ----------     --------       ---------      -------      ----------   -----------
Balance at December 31, 2000                     5,948,295        5,948         216,485            -         823,860     1,046,293
Net loss for the year ended                                                                                                      -
  December 31, 2001                                      -            -               -                     (224,416)     (224,416)
                                                ----------     --------       ---------      -------      ----------   -----------
Balance at December 31, 2001                     5,948,295        5,948         216,485                      599,444       821,877
Net loss for the year ended
ended December 31, 2002                                                                                   (1,963,608)   (1,963,608)
Shares issued in connection with
reverse acquisition                             55,858,442       55,858        1,745,896                                 1,801,754
Shares issued in payment of services               569,098          569           93,066           -             -          93,635

Sale of common stock                             1,480,000        1,481          368,519                                   370,000
Note Receivable for purchase of
Common Stock                                                                                (149,999)            -        (149,999)
Conversion of debt to equity                       897,495          897          178,602                                   179,499
                                                                                                                                 -
Cancellation of shares                            (653,232)        (653)             653           -             -               -

                                                ----------     --------       ----------   ---------     -----------    -----------
Balance at December 31, 2002                    64,100,098     $ 64,100       $2,603,221   $(149,999)    $(1,364,164)   $ 1,153,158
                                                ==========     ========       ==========   =========     ===========    ===========
See accompanying notes to consolidated financial statements.



                                 AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                               FOR THE YEARS ENDED DECEMBER 31,


                                                                      2002                2001
                                                                                    ----                ----

Cash flows from operating activities:
Net loss                                                                      $ (1,963,608)        $  (224,416)
Adjustments to reconcile Net loss to net cash provided
by  (used for) operating activities:
Depreciation and amortization                                                      281,035             253,126
Impairment charge for investment in American Inflatables, Inc.                     500,000                   -
Bad debt expense                                                                   105,234              85,377
(Increase) decrease in accounts receivable                                         940,146          (1,241,225)
Increase in other receivables                                                       (8,254)            (85,475)
(Increase) decrease in recoverable income taxes                                     76,288             (80,557)
(Increase) decrease in inventory                                                   394,520             691,989
Decrease in prepaid expenses                                                       134,665            (130,628)
(Increase) decrease in due from affiliates                                          95,554             223,167
Increase in other assets                                                            (1,568)            (33,034)
Decrease in accounts payable and accrued expenses                                 (931,019)            714,834
Increase in due to affiliate                                                       (70,135)            105,934
Other                                                                               80,000                   -
                                                                              ------------          ----------
Total cash (used for) provided by operating activities                            (367,142)            279,092

Cash flows from investing activities:
Purchase of property and equipment                                                 (56,164)            (93,267)
Cash paid for acquisition                                                                -            (122,835)
Acquisition of domain name                                                         (27,000)            (91,500)
Decrease in notes receivable                                                       130,000              27,083
                                                                              ------------          ----------
Total cash provided bv (used for) by investing activities                           46,836            (280,519)

Cash flows from financing activities:
Proceeds under bank line of credit                                               6,144,200           7,103,000
Payments under bank line of credit                                              (5,799,334)         (6,650,000)
Repayment of notes payable                                                        (366,698)           (389,121)
Sale of common stock                                                               370,000                   -
                                                                              ------------          ----------
Total cash  provided by financing activities                                       348,168              63,879


Net increase in cash and cash equivalents                                           27,862              62,452
Cash and cash equivalents - beginning of period                                    304,239             241,787
                                                                              ------------          ----------
Cash and cash equivalents - end of period                                        $ 332,101          $  304,239
                                                                              ============          ==========
                                                                                         -
Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest
Income taxes                                                                      $ 92,654           $ 127,528

See accompanying notes to consolidated financial statements.

            AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 and 2000




NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The accompanying financial statements include the accounts of American Sports Development Group, Inc., a Delaware corporation (the "Company") and its wholly owned subsidiaries. For accounting purposes, the Company is the successor to Paintball Incorporated, a South Carolina corporation formerly known as "American Sports Development Group, Inc." and "National Paintball Supply Company, Inc." On May 17, 2002, American Inflatables, Inc., a Delaware corporation, issued stock constituting a majority of its post-issuance shares outstanding in exchange for all of the outstanding shares of Paintball Incorporated, and the former shareholders of Paintball Incorporated became the controlling shareholders of American Inflatables, Inc. For periods and dates prior to May 17, 2002, the accompanying financial statements reflect the results of operations and financial condition only of Paintball Incorporated and its wholly owned subsidiaries. For periods and dates on and after May 17, 2002, the accompanying financial statements reflect the combined results of operations and the financial condition of Paintball Incorporated, its wholly owned subsidiaries and American Inflatables, Inc. As a matter of corporate law, the Company is the same entity as American Inflatables, Inc., which merely changed its name to "American Sports Development Group, Inc." on or about June 18, 2002. See Note 4 - "Acquisitions" for additional information on the history of changes in the Company's structure. The Company's wholly owned subsidiaries included in the accompanying financial statements are:

                  a) Paintball Incorporated ("Paintball") incorporated under the laws of the State of South Carolina;

                  b) ILM, Inc. ("ILM"), incorporated under the laws of the State of South Carolina;

                  c) American Inflatables, Inc. ("Inflatables") incorporated under the laws of the State of Delaware.

                  d) PaintballGames.com, Inc. ("PbGames"), incorporated under the laws of the State of South Carolina.

                  All significant intercompany accounts and transactions have been eliminated in consolidation.

                  "Going Concern" Qualification

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a significant loss of approximately $1.9 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001 and projects a loss for the year ending December 31, 2003. In addition, the Company has a deficiency in working capital at December 31, 2002 of approximately $1.4 million. Such working capital deficit includes approximately $322,000 of unpaid payroll taxes, substantial past due obligations and a bank promissory note, which matures on April 30, 2003 of approximately $1.4 million. The Company has been informed by the bank that the note will not be renewed. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are discussed below.

                  Management's Plan Going Forward

                  As noted above, the Company's auditors have indicated in their report included herein that the Company's recent losses from operations and a projected loss from operations for the year ending December 31, 2003, lack of working capital, substantial past due obligations and a bank promissory note due April 30, 2003 raise substantial doubt about the Company's ability to continue as a going concern.

                  Company management is currently formulating plans to improve its results of operations and financial condition. The primary objective is to secure appropriate financing to allow the Company to satisfy its obligation at the maturity of its promissory note (See Note 7) and to rebuild its inventory to historical levels. To do so would require obtaining debt or equity funding totaling approximately $2.0 to $2.5 million. To date, the Company has contacted a number of financial institutions and asset based lenders but has not yet obtained suitable financing. Management is actively pursuing new equity investors and potential acquirors of the Company or a majority of the assets or business of the Company. Management is currently engaged in discussions with an investor contemplating an equity investment in the Company. There can be no assurance that this or any transaction with this party will occur. However if such a transaction were to occur, the Company believes there is a possiblity it could take place quickly. Management believes that it will be successful in either obtaining the necessary capital infusion or selling all or a majority of the Company's assets or business; however, there can be no assurance to this effect. If management's efforts are unsuccessful, management expects the Company to become insolvent no later than the third quarter of 2003.

                  The Company's customers continue to exhibit a healthy level of demand for our products. However, without the ability to finance the purchase of appropriate levels of fresh inventory to satisfy such demand, the Company's sales have continued to decline through the first quarter of 2003.

                  While continuing to search for alternative sources of financing, the Company has focused on cost cutting measures in an effort to minimize cash outflow. The Company's goal is to reduce expenditures for Selling, General and Administrative expenses by $1.5 million on an annual basis.

                  In March 2003, the Company decided to close its warehouse facility in Texas. The Company believes it will be able to satisfy wholesale orders previously shipped from Texas through its remaining warehouses in South Carolina and California. During the year ended December 31, 2002, total operating expenses incurred by the Texas facility approximated $285,000, consisting primarily of salaries, property taxes, rent and utilities. Over the course of the next year, the Company believes it will save an amount approximately equal to the 2002 expenditure.

                  Also, the Company expects to realize further savings in the coming year in the Company's Paintball subsidiary in the areas of employee costs, legal fees, communications, advertising and promotion and prior years' tax audit charges. As an additional means of keeping strict control of costs, the Company has recently cut back its Inflatables operations, particularly in the marketing area. We continue to market Inflatables' products, although not as aggressively as was done in fiscal 2002. The Company expects to realize total annualized savings related to Inflatables of approximately $300,000.

                  Line of Business
                  The Company is primarily a wholesaler of equipment and supplies used in the paintball game industry. Sales are made to retailers throughout the United States, as well as Europe. The Company also operates retail stores in Greenville, South Carolina, Paramount, California, and until March 2003, in Irving, Texas. ILM is an independent insurance agent representing several insurance companies/brokers who insure mostly paintball fields, stores, distributors and manufacturers. ILM is also a wholesaler of paintball related soft goods products. Inflatables manufactures and markets inflatable products used for advertising purposes by a wide variety of retail and industrial customers. PbGames operates a web site designed to promote the Company's paintball products.


                  Use of Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments
                  The carrying value of cash and cash equivalents, accounts receivable and other current assets, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. The amounts shown for notes payable and line of credit approximate fair value since the interest rates are at fair market value.

                  Long-Lived Assets
                  In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Ling-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.


                  Stock-Based Compensation
                  The FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the instrinsic value method prescribed in Accounting Principles Board Opinion No. 25,

                  "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. During the periods presented, the Company had no stock options subject to the provisions of applicable accounting standards. (See "Stock Option Plan", below.)

                  Revenue Recognition
                  The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges to customers. Revenue from broker commission and association dues is recognized when premiums are billed to clients. The Company believes it is in compliance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".


                  Cost of Sales
                  Cost of sales consists primarily of purchased products. Other costs include freight and shipping costs.

                  Earnings Per Share
                  SFAS No. 128, "Earnings Per Share" requires presentation of basic (loss) or earnings per share ("Basic EPS") and diluted
                  (loss) or earnings per share ("Diluted EPS").

                  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. During the periods presented, the Company had no potentially dilutive securities outstanding.

                  On October 12, 2000, the Company effected a 108.86 for 1 stock split. On January 31, 2001, the Company effected a 1 for 2.57 reverse split. The net effect of these splits was an effective
                  42.37 for 1 stock split. All shares and per share amounts have been retroactively restated to reflect this stock split.

                  Cash and Cash Equivalents
                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                  Inventory
                  The Company's inventory is valued at the lower of cost or market, determined by the first-in, first-out method.

                  Property and Equipment
                  Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method. The estimated useful lives of the assets are as follows:

                   Leasehold improvements              39 years or life of lease
                   Automobiles                         5 years
                   Furniture, Fixtures and Equipment   5 to 7 years

                  The costs of maintenance and repairs are charged to expense when incurred. Costs of renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in operations.

                  Intangible Assets
                  Intangible assets consist of goodwill, domain names and customer lists. Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. In June 2001, FASB issued SFAS 142 "Goodwill and Other Intangible Assets". SFAS 142 requires that all goodwill and indefinite lived intangible assets, including those acquired before initial application of SFAS 142, no longer be amortized systematically but rather be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and has been adopted by the Company. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value. Domain names and customer lists are being amortized on a straight-line basis over a period of 10 and 5 years, respectively.

                  Intangible Assets
                  Should events or circumstances occur subsequent to the acquisition of intangibles which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a charge would be recorded to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by discounted cash flows.

                  Investments
                  Investments in certain companies in which the Company owns a 20% or less interest are accounted for under the cost method. Investments in companies in which the Company has a 20% to 50% interest are carried on the equity method, adjusted for the Company's proportionate share of their undistributed earnings or losses. Advances and distributions are charged and credited directly to the investment account.

                  Income Taxes
                  Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

                  Advertising Costs
                  Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. The Company had no direct-response advertising during the periods presented.

                  Concentration of Credit Risk
                  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                  Comprehensive Income
                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the years ended December 31, 2002 and 2001 the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


                  Sales Incentives and Allowances
                  The Company provides sales incentives and allowances to certain of its customers, computed as a percentage of sales. These incentives and allowances are classified as a reduction of revenue at the time the related revenue is recognized.

                  Recent Accounting Pronouncements

                  In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishment of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

                  In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decisions, if any.

                  In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123. "Accounting for Stock Based Compensation". SFAS No. 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations. See "Stock Option Plan" below.

NOTE 2 -      PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:


                                                                                           December 31,
                                                                                           ------------
                                                                                     2002                 2001
                                                                                     ----                 ----

                  Leasehold improvements                                        $    170,220       $    162,396
                  Automobiles                                                        278,081            261,359
                  Furniture, fixtures and equipment                                  814,793            757,687
                                                                                ------------       ------------
                                                                                   1,263,094          1,181,442
                       Less accumulated depreciation and amortization                793,100            579,578
                                                                                ------------       ------------
                                                                                $    469,994       $    601,864
                                                                                ============       =============

The property and equipment is pledged as collateral for a Bank Promissory Note (see Note 7).

NOTE 3 -      NOTE RECEIVABLE

                  On September 10, 2001, the Company entered into an agreement with a competitor to sell the "National Paintball Supply" and other logos for $300,000. The Company received $150,000 upon the execution of this agreement and the remainder of $150,000 was received in five equal installments of $30,000 starting September 30, 2001.

                  During 1998, the Company sold land for $10,000 cash and a note receivable in the amount of $30,000, for an aggregate selling price of $40,000, the book value. No gain or loss was recorded in the financial statements. The Company was to receive 48 monthly installments of $500, including interest, commencing on January 15, 1999 and a balloon payment of $10,000 at January 15, 2003. On February 6, 2001, the Company reacquired the land pursuant to default of the note receivable and foreclosure on the property. The value assigned to this land at December 31, 2002 was $27,083 and has been included in the Consolidated Balance Sheet as a non-current asset.

NOTE 4 -      ACQUISITIONS

                  On July 11, 2001, the Company acquired certain assets of National Paintball Association and Warrior Sports Gear. The purchase price was $302,334, comprised of a cash payment of $122,835 and a note payable of $179,499. The estimated fair value of assets acquired is as follows:

                     Inventory                         $     41,835
                     Fixed assets                             4,499
                     Goodwill                               160,000
                     Domain name                             20,000
                     Customer list                           76,000
                                                      -------------
                                                        $   302,334

                        During the fourth quarter of 2002, the holder of the
                  above note payable in the principal amount of $179,499 agreed to convert the principal amount of the note into common stock of the Company at the then current market price of $.20 per share. A certificate for 897,495 shares was issued to the former note holder. In March 2002, the former note holder filed suit against the Company seeking to rescind the issuance of common stock and to receive cash payment of the original note payable. The Company is contesting this suit and, accordingly, the issuance of the common stock of 897,495 shares is included in Stockholders' Equity at December 31, 2002 in the accompanying Consolidated Balance Sheet. (See Note
                  8).

                  On May 17, 2002, American Inflatables, Inc. ("Inflatables") acquired Paintball Incorporated, a South Carolina corporation then known as American Sports Development Group, Inc., and formerly known as National Paintball Supply Company, Inc. ("Paintball"). For accounting purposes, the transaction was treated as the acquisition of Inflatables by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball making Paintball a wholly owned subsidiary of Inflatables.

                  In June 2002, after the reverse acquisition, the combined companies, which constitute the Company, were restructured as follows:

                  (1) Paintball's wholly-owned subsidiary Paintball Incorporated was merged into Paintball with Paintball as the surviving company but with its name changed from "American Sports Development Group, Inc." to "Paintball Incorporated"; (2) Inflatables changed its name from "American Inflatables, Inc." to "American Sports Development Group, Inc." by means of a merger with a wholly owned shell subsidiary formed for the purpose of effecting the name change; and (3) The Company formed a new Delaware subsidiary named "American Inflatables, Inc." and transferred the assets and liabilities of its pre-acquisition inflatable advertising business down to the new subsidiary.

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

                  The Company has assigned a value of $1,801,757 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with Financial Accounting Standards Board's Emerging Issues Task Force (EITF) EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties.

                  The estimated fair value of assets acquired is as follows:

                        Customer lists                      $     250,000
                        Fixed assets                               72,348
                        Prepaid expenses                           36,134
                        Inventory                                  12,773
                        Other assets                               18,892
                        Stock subscription receivable             250,000
                                                            -------------
                                                                  640,147

                        Liabilities assumed                       400,000
                                                            -------------

                        Net assets acquired                       240,147
                        Goodwill                                1,561,610
                                                            -------------
                                                            $   1,801,757

                  Write off of Goodwill related to Inflatables

                  For accounting purposes, Inflatables' business combination with Paintball is treated as the acquisition of Inflatables by Paintball. In accordance with EITF 99-12, the Company assigned a value of approximately $1.8 million to the acquisition, of which approximately $1,560,000 was classified as goodwill and approximately $250,000 represented the fair value of custom design patterns and customer lists.

                  Since the date of acquisition, May 17, 2002, Inflatables' sales, gross profit and net loss recognized by the Company have totaled $542,480, $279,810 and $313,327, respectively.
                  During the first quarter of 2003, Inflatables' sales and gross profit have declined due to cutbacks in marketing expenditures. As a result of continued losses since acquisition, the Company believes its investment in Inflatables has suffered an impairment in value of $500,000. Accordingly, a non-cash charge for impairment of goodwill in this amount has been recorded at December 31, 2002. The remaining value of the Company's investment in Inflatables (approximately $1.3 million) represents the Company's estimate of its fair market value based on tests involving both multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of Inflatables' fair market value also includes $300,000 as the estimate of Inflatables' position as a publicly traded entity.

                  The Company believes there exists a risk it may incur certain liabilities related to actions taken by Inflatables' former management in periods prior to its reverse acquisition by the Company. Among these risks are potential liabilities for sales taxes, fines for non-compliance with certain governmental regulatory authorities and fines for workers' compensation claims. The Company has no direct knowledge of any existing liability related to the above factors and therefore has not made any provision for such in the accompanying financial statements. See "Risk Factors" in the Company's Report on Form 10-KSB for the year ended December 31, 2002 included as part of this filing.

                  All acquisitions have been accounted for as purchases and the results of operations of the acquired businesses are included in the financial statements from the dates of acquisition.

                  The following represents the unaudited pro forma results of operations as if the above-noted business combination had occurred at the beginning of the respective year in which the companies were acquired:

                                       AMERICAN SPORTS DEVELOPMENT GROUP
                                    PRO FORMA COMBINED STATEMENT OF INCOME
                                        YEAR ENDED DECEMBER 31, 2002
                                                 (UNAUDITED)

                                                    INFLATABLES       PAINTBALL      COMBINED       DR       CR     PRO FORMA
                                                    -----------       ---------      --------       --       --     ---------

Sales                                               $ 1,013,182     $ 18,757,628    19,770,810                    $ 19,770,810

Cost of Sales                                         $ 548,474       14,882,827    15,431,301                      15,431,301
                                                    -----------     ------------   -----------                    -------------
Gross Profit                                            464,708        3,874,801     4,339,509                       4,339,509

Selling, general & administrative expense             1,101,698        4,914,564     6,016,262                       6,016,262

Amortization of intangibles (Note 1)                          -                -             -      50,000              50,000
                                                    --------------------------------------------------------------------------
Income (Loss) from Operations                          (636,990)      (1,039,763)   (1,676,753)    (50,000)         (1,726,753)
Impairment charge for American Inflatables                              (500,000)     (500,000)                       (500,000)
Interest Expense                                         (2,315)         (91,798)      (94,113)                        (94,113)
Other income (expense)                                        -           12,530        12,530                          12,530
                                                    --------------------------------------------------------------------------
Income (loss) before income taxes                      (639,305)      (1,619,031)   (2,258,336)    (50,000)         (2,308,336)

Income tax benefit (expense) (Note 2)                         -                -             -                               -
                                                    --------------------------------------------------------------------------
Net Income (Loss)                                    $ (639,305)     $(1,619,031)  $(2,258,336)  $ (50,000)        $(2,308,336)
                                                    ==========================================================================
Basic and diluted income (loss) per share                                                                          $     (0.04)
                                                                                                                   ===========
Weighted average share outstanding (Note 3)                                                                         60,978,505
                                                                                                                   ===========

(1) To record amortization of intangibles as if the acquisition had occurred at January 1, 2002. Intangibles are amortized over a five year period using the straight line method. Goodwill resulting from this acquisition is not being amortized, in accordance with SFAS 142.

(2) No adjustment is made for income tax benefit related to the pre-tax loss for the year ended December 31, 2002, as that benefit cannot be be carried back to offset taxes previously paid by Paintball. The benefit has been reserved since it can only be used to offset future income, which is uncertain at this time.

(3) To adjust outstanding shares to reflect the issuance of 50,612,159 shares in exchange for all the outstanding shares of Paintball and the exercise of 1,620,000 outstanding stock warrants as if it had occurred at January 1, 2002 presented as follows: Shares outstanding:

Inflatables Inc.                          8,746,346
Issued in acquisition                    50,612,159
Exercise of stock warrants                1,620,000
Total                                    60,978,505


                                                    AMERICAN INFLATABLES INC.
                                             PRO FORMA COMBINED STATEMENT OF INCOME
                                                   YEAR ENDED DECEMBER 31, 2001
                                                            (UNAUDITED)

                                               INFLATABLES  PAINTBALL    COMBINED        DR          CR         PRO FORMA
                                               -----------  ---------    --------        --          --         ---------

Sales                                        $ 1,181,028   23,496,789  24,677,817                              $ 24,677,817

Cost of Sales                                    653,365   19,283,966  19,937,331                                19,937,331
                                             -----------   ----------  ----------                              ------------
Gross Profit                                     527,663    4,212,823   4,740,486                                 4,740,486

Selling, general & administrative expense      1,259,413    4,755,295   6,014,708                                 6,014,708

Amortization of intangibles (Note 1)                   -            -           -       50,000                       50,000
                                             -------------------------------------------------                 ------------
Income (Loss) from Operations                   (731,750)    (542,472) (1,274,222)     (50,000)                  (1,324,222)

Interest Expense                                 (62,437)    (125,544)   (187,981)                                 (187,981)
Other income (expense)                                        303,300
                                             -------------------------------------------------                 ------------
Income (loss) before income taxes               (794,187)    (364,716) (1,462,203)     (50,000)          -       (1,512,203)

Income tax benefit (expense) (Note 2)                  -      140,300     140,300                                   140,300
                                             -------------------------------------------------                 ------------
Net Income (Loss)                             $ (794,187)  $ (224,416)$(1,321,903)     (50,000)          -     $ (1,371,903)
                                             =================================================                 ============
Basic and diluted income (loss) per share                                                                           $ (0.02)
                                                                                                               ============
Weighted average share outstanding (Note 3)                                                                      60,978,505
                                                                                                               ============

(1) To record amortization of intangibles as if the acquisition had occurred at January 1, 2001. Intangibles are amortized over a five year period using the straight line method. Goodwill resulting from this acquisition is not being amortized, in accordance with SFAS 142.

(2) No adjustment is made for income tax benefit related to Inflatable's pre-tax loss for the year ended December 31, 2001, as that benefit cannot be be carried back to offset taxes previously paid by Paintball. The benefit has been reserved since it can only be used to offset future Inflatables' income, which is uncertain at this time.

(3) To adjust outstanding shares to reflect the issuance of 50,612,159 shares in exchange for all the outstanding shares of Paintball and the exercise of 1,620,000 outstanding stock warrants as if it had occurred at January 1, 2001 presented as follows:

Shares outstanding:
Inflatables Inc.                       8,746,346
Issued in acquisition                 50,612,159
Exercise of stock warrants             1,620,000
Total                                 60,978,505

                  The pro forma results do not represent the Company's actual operating results had the acquisitions been made at the beginning of 2002 and 2001, or the results which may be expected in the future.

NOTE 5 -      INVENTORY

                  Inventories are summarized as follows:

                                                        December 31,
                                                ------------------------------
                                                    2002            2001
                                                ------------   ---------------
                     Guns                         $  375,173       $  446,280
                     Barrels                         191,941          245,797
                     Paint                           130,787          298,410
                     Parts and Accessories           471,416          555,744
                     Other                           760,000          764,834
                                                  ----------       ----------
                         Total                    $1,929,317       $2,311,065
                                                  ==========       ==========

                  All inventories are pledged as collateral for a Bank Note with SouthTrust Bank (see Note 7).

NOTE 6 -      INTANGIBLES

                  Intangibles consist of the following at:

                                                                    December 31,
                                                      -------------------------------
                                                          2002             2001
                                                      ------------    ---------------
                  Goodwill                            $  1,707,532       $  599,064
                  Domain name                              217,500          190,500
                  Customer list                            326,000           76,000
                                                      ------------     ------------
                                                         2,251,032          865,564
                  Less:  accumulated amortization          162,815           95,302
                                                      ------------     ------------
                                                      $  2,088,217       $  770,262
                                                      ============       ==========


NOTE 7 -      BANK LINE OF CREDIT

                  The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit has been restructured into a Promissory Note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate (4.25% at December 31, 2002) plus one percent. The Promissory Note is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. The bank has informed the Company that it will not renew the note. The Company is actively seeking alternative sources of credit, but there can be no assurance the Company's efforts will be successful.


NOTE 8 -      NOTES PAYABLE


                  Notes payable consisted of the following at December 31,:

                                                                      2002                2001
                                                                     ------              ------
                  (A)SouthTrust Bank, N.A.                      $             -       $     5,528
                  (B)Powerball, Inc.                                     37,405           329,034
                  (C)Wachovia Bank of South Carolina                      6,784            16,077
                  (D)Paintball Games of Dallas, Inc.                     91,985           160,046
                  (E)Larry and Marcela Cossio                                 -           179,499
                  (F)GMAC                                                32,429            24,616
                                                                    -----------        ----------
                                                                        168,603           714,800
                  Less - current portion                                150,452           649,876
                                                                      ---------         ---------

                     Total long-term notes payable                   $   18,151         $  64,924
                                                                     ==========         =========


                The weighted average interest rates of short-term borrowings noted above for 2002 and 2001 were 7.17% and 7.71%, respectively.


                  Following are maturities of Notes Payable:
                  December 31,

                   2003                       $    150,452
                   2004                             14,278
                   2005                              3,873
                                           ---------------
                                              $    168,603

       (A) This represents a loan payable to SouthTrust Bank in the original amount of $160,000. The loan was due and paid in January, 2002.

       (B) On September 28, 1998, the Company issued a promissory note payable to Powerball, Inc. and Matthew E. Brown, jointly, in the original amount of $375,000, pursuant to the Company's purchase of certain assets. The note was due September 28, 2002 payable in 12 equal monthly installments of $37,621 commencing October 28, 2001, including interest from September 28, 1999 at 8% per annum. The balance of this note was paid in full during the first quarter of 2003.

       (C) Promissory note due August 10, 2003, and bearing interest at 7.99% per annum. The note is payable in monthly installments of $856, with all unpaid interest and principal due at maturity. The note is secured by the vehicle acquired with this note.

       (D) On April 17, 2000, the Paintball issued a promissory note payable to Paintball Games of Dallas, Inc. and Power Paintball Products, Inc. jointly in the original amount of $338,915, pursuant to Paintball's purchase of certain assets. The note is due May 1, 2003 and is payable in 36 equal monthly installments of $10,543 commencing June 1, 2000, including interest from May 1, 2000 at 7.5% per annum. The creditors may elect to receive common stock jointly in full or partial payment of this note, provided that the creditors give Paintball adequate notice in accordance with the agreement. Upon conversion, the creditors would receive that number of shares of common stock with a value that equals the amount of the debt converted, based on current fair value of the stock. Paintball has the right to prepay this note at any time in whole or in part without penalty.

       (E) On July 18, 2001, Paintball issued two promissory notes payable to Larry Cossio and Marcela Cossio, jointly, in the original amounts of $75,000 and $104,499, pursuant to Paintball's purchase of certain assets. The notes were payable in a lump sum of $75,000 on October 11, 2001 and $104,499 on October 11, 2002, including interest at 7% per annum on the unpaid balance. In the fourth quarter of 2002, the creditors exercised their option under the original purchase agreement to convert the $179,499 note payable into common stock of the Company. The note was converted into 897,495 shares of Company stock at the then current fair market price of $.20 per share. During the first quarter of 2003, the former creditors filed suit against the Company to rescind their conversion and receive cash in satisfaction of the original liability. The Company believes their suit is without merit and has classified $179,499 as common stock and additional paid-in-capital in the accompanying balance sheet. See "Legal Issues" below.

(F) Non-interest bearing notes payable to GMAC in the original amount of $42,836. The notes are due in December 2004 and October 2005, and are payable in 36 equal monthly installments of $1,190. The notes are secured by the vehicles acquired with these notes.

NOTE 9 -      PROFIT SHARING PLAN

                  The Company has a profit sharing plan that covers all eligible employees. Contributions to the plan are at the discretion of management. During 2002, 2001 and 2000, contributions to the plan charged to operations were $-0-, $37,000 and $60,000, respectively.

NOTE 10 -     ECONOMIC DEPENDENCY - MAJOR SUPPLIERS

                  The Company's Paintball subsidiary purchases a substantial portion of its goods from two suppliers. During the years ended December 31, 2002 and 2001, purchases from these suppliers approximated 30% and 46%, respectively, of total cost of sales. At December 31, 2002 and 2001, amounts due to these suppliers included in accounts payable were $1,540,939 and $2,610,303, respectively.


NOTE 11 -     RELATED PARTIES

                  International Management Associates, Inc. (IMA) IMA is owned directly by the Company's majority stockholders. The Company purchases imported paintball products from IMA's wholly owned subsidiary - Genesis Trading Corporation (see below). In addition, the Company sponsors a racecar owned by Genesis racing, a division of IMA. The Company pays expenses of the car in exchange for advertising. This arrangement is pursuant to a verbal agreement and can be cancelled by either party. For the years ended December 31, 2002, and 2001, advertising expense associated with the race car was $143,686 and $248,107, respectively. There were no balances due from/to IMA and its division at December 31, 2002 and 2001.

                  Genesis Trading Corporation (Genesis)
                  The Company purchases a certain style of an imported paintball gun from Genesis (a wholly owned subsidiary of IMA). For the years ended December 31, 2002 and 2001 , purchases of paintball guns from Genesis were $333,862 and $419,261, respectively.


                  National Sports Marketing, Inc. (NSM)
                  NSM is owned by the Company's majority shareholder. There were no transactions with NSM for the years ended December 31, 2002, and 2001, except for repayment of advances of $1,000 in 2001. At December 31, 2002 and 2001, there were no balances due to or from NSM.


                  NP Realty Company, LLC (NPR)
                  The Company leases office and warehouse facilities in South Carolina from NPR (a company related by common ownership). The lease is classified as an operating lease and provides for minimum rentals of $160,000 per year ($800,000 total) through December 2004.

                  There were no balances due from any of the affiliated parties listed above. At December 31, 2002 and 2001, the Company owed Genesis $177,442 and $247,577, respectively.

                  Balances due to related parties bear no interest and are due on demand.

NOTE 12 -     ECONOMIC DEPENDENCY - MAJOR CUSTOMER

                  During 2001, the Company's Paintball subsidiary sold a substantial portion of its product to one customer, The Sports Authority. Sales to this customer aggregated approximately $4,250,000 in 2001. Due to disagreements over payment policies, the Company elected to discontinue selling product to The Sports Authority in 2002, and total sales for 2002 to this customer declined to $104,905. At December 31, 2002 and 2001, amounts due from The Sports Authority included in accounts receivable were $316,394 and $1,031,931, respectively. See "Legal Issues', below.

NOTE 13 -     INCOME TAXES

                  The components of the provision for income taxes are as follows:

                                                                             For the years ended
                                                                                December 31,
                                                                   -----------------------------------

                                                                         2002                2001
                                                                   --------------      ---------------

                  Current tax benefit

                     U.S. federal                                        (433,000)        $(118,500)
                     State and local                                      (79,000)          (21,800)
                                                                         --------          --------
                  Total current                                          (512,000)         (140,300)
                                                                         --------        ----------


                  Deferred tax expense (Income)
                     U.S. federal                                        (162,000)                -
                     State and local                                      (24,000)                -
                                                                         --------        ----------
                  Total deferred                                         (186,000)                -
                                                                         --------        ----------

                  Total tax provision (benefit) from

                     continuing operations                              $(698,000)        $(140,300)
                                                                         ========        ==========


                  Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:


                                                                            2002              2001
                                                                           --------         --------
                  U.S. statutory rate                                         34%               33%


                  State taxes on income,
                  net of federal tax benefit                                   3%                5%
                                                                               --           ------

                  Effective tax rate                                          37%               38%
                                                                            =====            =====

                  The deferred tax assets at December 31, 2002 consist of the following:

                  Net operating losses                      $ 800,000
                  Less valuation allowance                   (800,000)
                                                            ---------
                                                            $       0
                                                            =========

                  The Company has net operating loss carryforwards of approximately $2,200,000 which expire principally in 2020.

                  The net operating loss benefits could be reduced if there is an Internal Revenue code section "382 Change of Ownership".

NOTE 14 -     COMMITMENTS AND CONTINGENCIES

                  Operating Leases
                  The Company leases automobiles and other office equipment under operating leases expiring at various times through October 30, 2005. Lease expense under these operating leases included in the statement of operations for the years ended December 31, 2002 and 2001, totaled $28,430 and $49,409, respectively.

                  The Company conducts its South Carolina operations in premises pursuant to a lease expiring December 2004. Minimum rentals are $160,000 per year. See Note 11 above.

                  The Company occupies a California office and retail store on a month-to-month basis.

                  The Company has maintained facilities in Texas pursuant to a lease with a term expiring on April 30, 2003. The monthly rent is $5,471. In March 2003, the Company decided to close its Texas facility and will not renew this lease at its expiration. See "Facility Closure", below.

                  Rent expense for the years ended December 31, 2002 and 2001 was $303,550 and $286,609, respectively.

                  Future minimum lease payments are as follows for the years ended December 31:


                             2003                             $ 199,943
                             2004                               174,816
                             2005                                 5,918
                                                       --------------------
                                                              $ 380,677

                  Employment Contract and Non-competition Agreement

                  In May 2002, as required by the Share Exchange Agreement, the Company entered into an employment agreement with the former Chairman and Chief Executive Officer of American Inflatables, Inc. The agreement has a three year term, expiring May 2005 and provides for an annual base salary of $144,000 and certain bonus provisions based on gross sales and gross margins of the Inflatables subsidiary. The agreement also contains customary termination for cause, confidentiality and non-competition provisions.

NOTE 15 -     ADVERTISING

                  Advertising costs incurred and recorded as expense in the statement of operations were $626,026 and $700,329 for the years ended December 31, 2002 and 2001, respectively.

NOTE 16 -     SALE OF COMMON STOCK

                  In September 2002, the Company sold 680,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 1, 2002. In October 2002, the Company sold 800,000 shares of unregistered common stock at $.25 per share to an accredited investor pursuant to a stock subscription agreement dated October 3, 2002.

                  During September and October 2002, the Company also issued 54,028 and 15,000 shares, respectively, of its common stock to two consultants in transactions registered on Forms S-8 filed with the Securities and Exchange Commission on September 30, 2002 and October 22, 2002 in satisfaction of payables owed to the consultants totaling approximately $14,300.

                  In November 2002, the Company issued 250,000 shares of its common stock to a creditor in satisfaction of an obligation of Paintball contained in an employment agreement and related termination agreement to issue $50,000 of Paintball's common stock in the event that Paintball's common stock became publicly traded.

                  Also in November 2002, the Company issued 897,495 shares of its common stock to Larry and Marcela Cossio in satisfaction of Paintball's outstanding obligations in the amount of $179,499 to the Cossios under two notes.

                  In December 2002, the Company entered into a consulting agreement with Basic Investors Inc., pursuant to which the Company agreed to issue one million shares of its common stock in four quarterly installments beginning in December 2002 in exchange for consulting services.

NOTE 17 -     LEGAL ISSUES

                  California Sales Tax Audit

                  During 2002, the company underwent an audit by the California State Board of Equalization (SBE), related to sales Paintball made from Texas during the period from October 1998 through December 2001. A Notice of Determination was issued to the Company in the amount of $224,282, representing sales tax due, interest and penalty. The Company petitioned the California SBE for a redetermination of this liability based on the presence of additional documentation to support exempt sales. In March 2003, the Company received a "Report of Field Audit-Reaudit" indicating this additional documentation would result in a reduction of total liability to approximately $76,000. The Company made a payment in the amount of $10,100 during 2002 and has recorded a liability for the remainder at December 31, 2003. The Company believes it is in full compliance with California sales tax requirements for 2002.

                  Lawsuit against The Sports Authority

                  On July 23, 2002, the Company filed suit against The Sports Authority, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. The complaint alleges that The Sports Authority, Inc. (1) conspired with certain persons to order paintball guns from the Company, falsely claimed the paintball guns were defective, refused to pay the Company for the paintball guns and then resold or otherwise used the paintball guns, (2) engaged in unfair trade practices under South Carolina law that damaged and continue to damage the Company in an amount in excess of $1,000,000 and (3) converted the Company's property. The Company seeks actual damages of $1,000,000, an additional amount equal to three times actual damages, consequential and incidental damages, costs and attorney's fees and punitive damages. The parties are in the early stages of discovery.

                  Lawsuit by Former President of Insurance Subsidiary

                  On March 6, 2003, the former President of the Company's insurance subsidiary, ILM Inc., filed suit against the Company's President, Chief Executive Officer, majority shareholder and director, the Company, Paintball and ILM, Inc., and resigned his employment with the Company. The suit alleges that the Company failed to pay notes due in the aggregate of $179,499 which were issued as part of the purchase price Paintball paid to acquire the insurance business in July 2001 and that the Company fraudulently induced the owners to accept 897,495 shares of the Company's common stock in satisfaction of the principal amounts of the note payable and failed to convey the stock so purchased. The former president of the insurance subsidiary also claims the Company has failed to pay him a bonus earned under his employment contract. This matter is in the very early stages of litigation, and the Company believes that the claims are without merit.

NOTE 18 -      STOCK OPTION PLAN

                  In October 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan ("the Plan") that is subject to the subsequent approval and adoption by the Company's shareholders. The Company expects to submit the Plan to its shareholders for their approval at the next annual meeting of shareholders, currently expected to be held in the second quarter of 2003. If the Plan is approved by the Company's shareholders, the Company expects to register the issuance of shares pursuant to the Plan on Form S-8. On October 22, 2002, the Board granted options covering an aggregate of 1,325,000 shares to an aggregate of 32 employees, subject to approval of the Plan by the Company's shareholders. These options have an exercise price of $.25 per share ($.01 per share greater than the closing stock price on October 21, 2002), begin vesting on June 1, 2003 and are expected to be subject to a yet to be determined vesting schedule and other yet to be determined terms and conditions. The Plan provides that these options must expire no later than the tenth anniversary of the grant date.

NOTE 19 -     FOURTH QUARTER ADJUSTMENTS

                  During the fourth quarter of 2002, the Company recorded a number of adjustments to its financial statements, which individually and/or cumulatively had a material effect on its results of operations and financial condition. These adjustments included the recognition of a $500,000 impairment to the carrying value of its investment in Inflatables, the reserving of all tax benefits based on the consolidated pre-tax loss for the year ended December 31, 2002, compensation expense paid in Company stock, expenses related to a sales tax audit, an increase in bad debt expense and recording of expenses related to the acquisition of assets in a prior year.



                                                             AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





                                                        Common Stock              Additional                             Total
                                                ---------------------------        Paid-In              Retained     Stockholders'
                                                Shares               Amount        Capital              Earnings         Equity
                                                ------              --------      ----------            --------     -------------

Balance at January 1, 1999                      5,948,295      $       5,948     $  216,485           $   498,023    $    720,456


Net income for the year ended
 December 31, 1999                                     -                  -              -                346,032         346,032
                                        -----------------    ---------------  -------------          ------------    ------------


Balance at December 31, 1999                    5,948,295              5,948        216,485               844,055       1,066,488


Net loss for the year ended
 December 31, 2000                                     -                  -              -               ( 20,195)       ( 20,195)
                                      -------------------    ---------------  -------------         -------------    ------------


Balance at December 31, 2000                    5,948,295              5,948        216,485               823,860       1,046,293


Net loss for the year ended
 December 31, 2001                                     -                  -              -               (224,416)       (224,416)
                                      -------------------    ---------------  -------------          ------------    ------------


Balance at December 31, 2001                    5,948,295    $         5,948  $     216,485          $    599,444    $    821,877
                                      ===================    ===============  =============          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

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


                                 /s/ Merdinger, Fruchter, Rosen & Corso, P.C.

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
Certified Public Accountants

New York, New York
January 25, 2002

                                                      AMERICAN INFLATABLES, INC.
                                                            BALANCE SHEETS

                                                                                    December 31,
                                                                        ------------------------------------
                                                                              2001                2000
                                                                        ----------------   -----------------
        ASSETS
Current assets
   Cash                                                                 $             -    $          3,900
   Inventory                                                                     27,855              10,800
   Prepaid expenses                                                              62,370              50,400
                                                                        ----------------   -----------------
      Total current assets                                                       90,225              65,100

   Property and equipment, net of accumulated
     depreciation of $81,044 and $52,100                                         81,547             110,500

   Other assets                                                                   6,646              13,400
                                                                        ----------------   -----------------

TOTAL ASSETS                                                            $       178,418    $        189,000
                                                                        ================   =================

       LIABILITIES AND STOCKHOLDERS' DEFICT
Current liabilities
   Cash overdraft                                                       $         4,792    $              -
   Note payable                                                                 330,000             330,000
   Payroll taxes payable                                                        297,446             162,300
   Sales tax payable                                                              8,363                   -
   Accrued salary - stockholder                                                 150,000                   -
   Accounts payable and accrued expenses                                        233,472              83,800
   Advance from stockholder                                                     250,865              43,600
   Customer deposits                                                             87,255                   -
                                                                        ----------------   -----------------
      Total current liabilities                                               1,362,193             619,700
                                                                        ----------------   -----------------

Commitments and Contingencies                                                         -                   -

Stockholders' deficit
   Preferred stock, $0.001 par value; 100,000 shares authorized;
    no shares issued and outstanding                                                  -                   -
   Common stock, $0.01 par value; 20,000,000 shares authorized;
    8,746,346 and 8,594,798 shares issued and outstanding                        87,463              85,948
   Additional paid-in capital                                                 3,193,749           3,154,152
   Notes receivable for common stock                                         (  250,000)        (   250,000
   Accumulated deficit                                                       (4,214,987)         (3,420,800
                                                                        ----------------   -----------------
      Total stockholders' deficit                                            (1,183,775)        (   430,700
                                                                        ----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $       178,418    $        189,000
                                                                        ================   =================

The accompanying notes are an integral part of these financial statements.

                             AMERICAN INFLATABLES, INC.
                              STATEMENTS OF OPERATIONS


                                                               For the Year Ending
                                                                  December 31,
                                                      ------------------------------------
                                                             2001               2000
                                                      -----------------   ----------------

Sales                                                 $      1,181,028     $    1,478,300

Cost of sales                                                  653,365            956,500
                                                      -----------------   ----------------

Gross profit                                                   527,663            521,800
                                                      -----------------   ----------------

Selling expense                                                569,219            736,700
General and administrative expense                             690,194          2,054,000
                                                      -----------------   ----------------
                                                             1,259,413          2,790,700
                                                      -----------------   ----------------

Loss from operations                                          (731,750)        (2,268,900

Interest expense                                                62,437            347,100
                                                      -----------------   ----------------

Net loss                                              $       (794,187)    $   (2,616,000
                                                      =================   ================

Net loss per share - basic and diluted                $    (      0.09)    $   (     0.42)
                                                      =================   ================

Weighted average shares outstanding                          8,670,572          6,183,928
                                                      =================   ================

   The accompanying notes are an integral part of these financial statements.


                                                      AMERICAN INFLATABLES, INC.
                                                  STATEMENT OF STOCKHOLDERS' DEFICIT


                                       Common Stock           Additional
                                 -------------------------     Paid-in           Note         Accumulated
                                   Shares        Amount        Capital        Receivable        Deficit             Total
                                 ------------  -----------   -------------   -------------   ---------------   ----------------

Balance, January 1, 2000           4,568,421   $   45,684    $    213,316    $          -    $  (   804,800)   $  (   545,800)

Shares issued for convertible
  convertible debt                   327,000        3,270         323,730               -                 -            327,000

Shares issued for accrued
  salary                           1,053,984       10,540         399,460               -                 -            410,000

Shares issued in cancellation
  of debt                            116,425        1,164          75,236               -                 -             76,400

Shares issued for services           757,000        7,570         972,930               -                 -            980,500

Shares and warrants issued
  for cash                           350,000        3,500         246,500               -                 -            250,000

Shares issued upon exercise of
  warrants for note receivable     1,000,000       10,000         240,000        (250,000)                -                  -

Shares issued for cash               132,500        1,325         131,175               -                 -            132,500

Shares issued for directors'          50,000          500          76,200               -                 -             76,700
fees

Shares issued to officer for
  salary and bonus                   120,000        1,200         101,800               -                 -            103,000

Conversion benefit of
  notes payable                            -            -         330,000               -                 -            330,000

Shares issued for cash               119,468        1,195          43,805               -                 -             45,000

Net loss                                   -            -               -               -        (2,616,000)        (2,616,000)
                                 ------------  -----------   -------------   -------------   ---------------   ----------------

Balance, December 31, 2000         8,594,798       85,948       3,154,152        (250,000)       (3,420,800)       (   430,700)

Shares issued for cash               151,548        1,515          39,597               -                 -             41,112

Net loss                                   -            -               -               -       (   794,187)       (   794,187)
                                 ------------  -----------   -------------   -------------   ---------------   ----------------

Balance, December 31, 2001         8,746,346   $   87,463    $  3,193,749    $   (250,000 )  $   (4,214,987)   $   ( 1,183,775)
                                 ============  ===========   =============   =============   ===============   ================

The accompanying notes are an integral part of these financial statements.

                                                      AMERICAN INFLATABLES, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED DECEMBER 31,


                                                                           2001               2000
                                                                    -----------------  -----------------
        Cash flows from operating activities:
           Net loss                                                   $     (794,187)   $    (2,616,000)
           Adjustment to reconcile net loss to net cash
              used in operating activities:
                Depreciation and amortization                                 28,953             23,800
                Stock-based compensation                                           -          1,650,600
                Beneficial conversion feature                                      -            330,000
           Changes in assets and liabilities:
                Inventory                                                  (  17,055)            48,800
                Prepaid expenses                                           (  11,970)             2,900
                Other assets                                                   6,754      (       6,400)
                Payroll taxes payable                                        135,146      (     127,200)
                Sales tax payable                                              8,363                  -
                Accrued salary - stockholders                                150,000                  -
                Accounts payable and accrued expenses                        149,672      (      78,200)
                Customer deposits                                             87,255                  -
                                                                    -----------------  -----------------
        Net cash used in operating activities                               (257,069)     (     771,700)
                                                                    -----------------  -----------------

        Cash flows from investing activities:
           Purchase of fixed assets                                                -      (     26,400)
                                                                    -----------------  -----------------

        Cash flows from financing activities:
           Cash overdraft                                                      4,792                  -
           Sale of common stock                                               41,112            427,500
           Proceeds from notes payable                                             -            330,000
           Advances from stockholder                                         207,265             43,600
                                                                    -----------------  -----------------
        Net cash provided by financing activities                            253,169            801,100
                                                                    -----------------  -----------------

        Net (decrease) increase in cash                                   (    3,900)             3,000

        Cash - January 1                                                       3,900                900
                                                                    -----------------  -----------------

        Cash - December 31                                            $            -    $         3,900
                                                                    =================  =================

        Cash payments for:
           Income taxes                                               $            -    $             -
                                                                    =================  =================
           Interest                                                   $            -    $             -
                                                                    =================  =================


The accompanying notes are an integral part of these financial statements.

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Note 1            Summary of Significant Accounting Policies

Organization and Line of Business

American Inflatables, Inc. ("Inflatables"), a Delaware Corporation, manufactures and markets alternative advertising products such as inflatable blimps and other custom inflatable products. It operates from facilities located in Costa Mesa, California.

Cash and Cash Equivalents

Inflatables considers all cash balances and highly liquid investments having original maturities of three months or less to be cash equivalents.

Accounts Receivable

         Inflatables sells virtually all its products COD or prepaid.

Inventory

Raw materials are valued at the lower of cost (first-in, first-out) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, are recorded at cost but not in excess of net realizable value. Inflatables produces its products to specific customer orders and, therefore, does not have an inventory of finished goods.

         Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three years for computer software to seven years for equipment. Leasehold improvements are amortized on a straight-line basis over ten years.

Revenue and Expense Recognition

Revenue from product sales is generated primarily from the manufacturing and selling of advertising products, which consist of inflatable blimps and other custom inflatables. The period of time from initial order to final shipment of the product typically ranges from seven to ten days. Revenue is recognized when the product is shipped by Inflatables to the client, and includes shipping costs billed to the customer. Shipping and handling costs incurred by Inflatables are included in cost of sales.

Note 1            Summary of Significant Accounting Policies (Continued)

Advertising

Inflatables follows the policy of charging the costs of advertising to expense as incurred. Inflatables' significant advertising expenses are tradeshow costs. Inflatables has produced several products for display at trade shows. These products are not for sale and Inflatables depreciates the tradeshow blimps over their estimated lives of 60 months.

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

Earnings Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Note 1            Summary of Significant Accounting Policies (Continued)

The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2001, Inflatables had 1,320,000 potentially dilutive securities outstanding.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At December 31, 2001 and 2000, Inflatables had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

         Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a fair value method of accounting for stock-based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Inflatables adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments issued is used to account for the payment of services rendered. The cost of stock based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Note 2            Inventory

Inventory as of December 31, 2001 and 2000, by major classification, was as follows:

                                                     2001             2000
                                               ---------------     -----------
                     Work in process           $       1,818      $          -
                     Raw materials                    26,037            10,800
                                              --------------      ------------
                                               $      27,855      $     10,800
                                               =============      ============

Note 3            Prepaid Expenses

Inflatables markets its products by attending trade shows. To secure strategic locations and favorable rates, a deposit is required to be placed in excess of nine months prior to the show. Accordingly, Inflatables has $39,645 and $50,400 in trade show deposits as of December 31, 2001 and 2000, respectively, which are classified as prepaid expenses. These amounts are expensed in the period of the trade show. Inflatables has also prepaid costs and commissions aggregating $22,725 at December 31, 2001.

Note 4            Property Plant and Equipment

Property, plant and equipment is summarized as follows at December 31:

                                                              2001              2000
                                                        ---------------   -------------
                  Machinery                              $     29,633      $     29,600
                  Leasehold improvements                       74,287            74,300
                  Computer and software                        19,468            19,500
                  Furniture and fixtures                       10,528            10,500
                  Trade show blimps                            28,675            28,700
                                                       --------------     -------------
                                                              162,591           162,600
                  Less: Accumulated Depreciation         (     81,044)      (    52,100)
                                                       --------------     -------------
                  Property and Equipment, net           $      81,547       $   110,500
                                                        =============       ===========

Depreciation expense for the years ended December 31, 2001 and 2000 was $28,953 and $23,800, respectively.

Note 5            Note Payable

On December 12, 2000, Inflatables issued a promissory note in the amount of $330,000 for cash. The note bears interest at 10% per year and was due on March 12, 2001. The note has not been paid. The note is secured by all of Inflatables' real and personal property. Inflatables' president has personally guaranteed the loan (see Note 10).

In connection with this note, Inflatables also issued warrants to purchase 1,320,000 shares of its common stock (see Note 9).

Note 6            Taxes Payable

Inflatables is deficient in its payments of federal withholding and employment taxes.

Additionally, Inflatables has not filed returns or paid sales taxes for the year 2001.

Note 7            Related Party Transactions

As of December 31, 2001 and 2000, Inflatables owed Inflatables' principal stockholder (and president) $250,865 and $43,600. The stockholder advanced these funds throughout the year to meet working capital needs of Inflatables. These advances are due on demand and are unsecured. Additionally, Inflatables has not accrued interest on these advances as the stockholder has waived any demand for such interest. The same shareholder personally guarantees the lease on Inflatables' facility, as well as the $330,000 short-term note payable.

During the year ended December 31, 2000, Inflatables issued shares of its common stock to its officers and directors as compensation, as described in Note 8.

Note 8  Common Stock

Inflatables has 100,000 authorized shares of $0.001 par value preferred shares. As of December 31, 2001 and 2000, there were no preferred shares issued and outstanding.

Inflatables has authorized 20,000,000 shares of $0.01 par value common stock. As of December 31, 2001 and 2000, there were 8,746,346 and 8,594,798 shares issued and outstanding, respectively.

During the year ended December 31, 2001, Inflatables sold 151,548 shares of common stock for $41,112.

During the year ended December 31, 2000, Inflatables issued shares of its common stock to officers, directors and consultants in payment of compensation, fees and services rendered. The shares issued have been recorded at their fair market value at the date of issue and the related expenses have been amortized over the periods the services are provided. There are no vesting or other restrictions placed on these shares by Inflatables. Fair market value was determined by using the amount of the fee for services and comparing this to the closing bid price of Inflatables' shares on the date of the transactions for issuances pursuant to From S-8 Registrations Statements. Fair market value for other issuances was determined by comparing the amount of accrued and unpaid salary and directors fees or the fee for services to closing bid prices, recent sales of restricted stock by Inflatables, and a comparison of sales prices and closing bid prices for sales of stock to others.

Shares issued to officers, directors and consultants during the year ended December 31, 2000 is as follows:

                                                                            Value per
                  Description of Shares                     Number            Share              Value
                  ---------------------                  -----------      -------------      ----------
                  Officer and director                        70,000       $ 0.375 (1)       $   26,300
                  Officer and director                        50,000         1.534 (1)           76,700
                  Director                                    50,000         1.534 (1)           76,700
                  Officer and director                     1,053,984         0.389 (1)          410,000
                  Investor relations services                175,000         1.000 (3)          175,000
                  Merger and acquisition services            400,000         1.750 (2)          700,000
                  Legal services                              30,000         1.200 (2)           36,000
                  Accounting services                         15,000         1.200 (2)           18,000
                  Accounting services                         37,000         0.678 (3)           25,100
                  Financial consulting services              100,000         0.200 (3)           26,000

(1) Closing bid price on date issued
(2) Closing bid price on date issued, subject to Registration of Form S-8 (3)

Restricted shares issued to settle amount agreed upon for services rendered

The total value of these shares was charged to expense during the year ended December 31, 2000.

During the year ended December 31, 2000, Inflatables sold in a private placement 350,000 shares of its common stock and warrants to purchase one million shares of its common stock at $0.25 per share. The proceeds of this transaction were $250,000. The warrant holders exercised the warrants during 2000. Inflatables received notes receivable totaling $250,000 in payment for the 1 million shares of its common stock. The notes bear interest at 8% and are due in 2003. The shares issued for these notes are the sole collateral of these notes. Inflatables has classified these notes receivable as a reduction of shareholders' equity.

Note 9            Warrants and Options

In connection with the $330,000 short-term note payable described in Note 5, Inflatables issued warrants to purchase 1,320,000 shares of its common stock at $0.25 per share. The warrants may be exercised in whole or part at any time and expire December 31, 2003.

Inflatables determined the value of these warrants using the Black-Scholes option model, an estimated volatility of 172%, an expected dividend made of -0-% and an interest rate of 5.42%. The resulting value of the warrants was greater than the total proceeds and, therefore, the warrants are recorded at face value of the related note payable. As the warrants can be exercised immediately, the resulting debt discount of $330,000 has been recorded as interest expense during the year ended December 31, 2000.

Note 10            Commitments and Contingencies

Employment Agreements

Inflatables has entered into an employment agreement with its president, expiring January 20, 2005. The agreement provides for an annual salary of $150,000, plus 5% of sales in excess of $1.5 million.

Inflatables has entered into an employment agreement with its chief operating officer, expiring December 31, 2003. The base salary is renegotiated each year. Base salary for 2002 is $70,000.

Each of the above agreements shall automatically renew for successive one year terms unless either party gives the other notice to terminate at least 15 days prior to expiration of the current term.

Insurance

Inflatables maintained no insurance coverage during 2001. Inflatables has secured a workers compensation insurance policy during 2002.

Lease Commitments

Inflatables occupies its premises pursuant to leases expiring May 31, 2002. The total monthly rental is $6,515.

Settlement Agreement

Inflatables' president (Gregg Mulholland) and the holder of the promissory note described in Note 5 have reached a settlement agreement. Mr. Mulholland will secure the payment of the note and interest with all of his personal shares, which will be held in escrow until paid. The holder will retain the right to exercise the warrant issued in connection with the note, and if it exercises the warrant, the principal amount of the note will be reduced by the amount of the exercise price to be paid (100% of the principal amount of the note if the warrant is exercised in full).

Inflatables is being released of any obligation for the accrued interest on the note, which will be paid by Mr. Mulholland, and if the holder does not exercise the warrant, Inflatables will be released of any obligation for the principal amount of the note, which will also be paid by Mr. Mulholland. The settlement also provides for the security interest in Inflatables' property to be released, effective when Mr. Mulholland's shares have been delivered to the escrow.

On February 7, 2000, Mr. Mulholland sold to National Financial, Inc. ("NFI") options to purchase an aggregate of 1,500,000 shares of Inflatables' stock owned by Mr. Mulholland for $250,000 (the "Option Agreement"). The option agreement gave NFI options to purchase 1,000,000 shares of Company stock from Mr. Mulholland for $1.00 per share and 500,000 shares for $2.00 per share. The proceeds of the sale of the options were paid into an existing real estate purchase escrow account for the purchase of a house in the name of Mr. Ariss, a director of Inflatables (the "Ocean Vista Property"). A Trust Deed was also executed on the Ocean Vista Property to secure performance by Mr. Mulholland under the Option Agreement, and Mr. Mulholland agreed to indemnify NFI for any breach by Mr. Mulholland of his obligations under the option agreement. Mr. Mulholland caused Inflatables to be a party to the option agreement, in connection with which Inflatables made certain representations and warranties and subjected itself to certain restrictive covenants (such as but not limited to covenants not to sell or transfer any assets other than in the ordinary course of business, not to issue any additional stock or cause dilution of existing stock, not to incur further debt and to indemnify NFI for any breach by Mr. Mulholland of his obligations under the Option Agreement). Subsequent to the execution of the option agreement, Inflatables issued 1,053,984 additional shares of its stock to Mr. Mulholland.

Mr. Mulholland, Mr. Ariss and NFI's counsel have informed Inflatables that the Option Agreement and Ocean Vista Property claims of NFI have been settled in consideration for 1,250,000 of Mr. Mulholland's personally owned shares, which shall be transferred to NFI via the escrow, which in turn will permit Mr. Mulholland to continue to vote all of his personally owned shares until the shares are distributed in accordance with the settlement agreement. The Trust Deed on the Ocean Vista Property will be amended. In addition, Mr. Mulholland will be released by NFI from any further obligations under the Option Agreement, and the amended Trust Deed on the Ocean Vista Property will be canceled, once
(1) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to effect compliance with his obligations under both the settlement of the $330,000 Note claim and the settlement of the Option Agreement and Ocean Vista Property claims and (2) the balance of the settlement and close of the escrow has been completed, including final and completed distribution of the shares between the parties and Mulholland in accordance with the settlement agreement. Pending full performance, Mr. Mulholland and Mr. Ariss will also execute a confession to judgment against themselves personally, which will be held in abeyance pending full performance under the settlement, and once the latter occurs, will be voided.

Though not addressed in the statement of material terms of the settlement, Mr. Mulholland, Mr. Ariss and NFI's counsel have informed Inflatables that Inflatables will be released from any further obligations under the Option Agreement once (1) all settlement implementation documents have been executed,
(2) the modified temporary protective order is filed, and (3) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to comply with his obligations under the settlement of the $330,000 Note claim and the Option Agreement and Ocean Vista Property claims. Mr. Mulholland will bear full personal responsibility for all legal costs and damages for NFI and UCI which are agreed to or might be ordered.

Inflatables believes that the net effect of the settlement will be to reduce the financial obligations of Inflatables with Mr. Mulholland personally assuming the released obligations.

Note 11  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Inflatables as a going concern. However, Inflatables has suffered recurring operating losses, has a working capital deficit of $1,271,968 and has negative cash flow from operations. These factors raise substantial doubt about Inflatables' ability to continue as a going concern.

Inflatables has reached an agreement to acquire an operating company through a reverse acquisition. The acquisition is expected to occur in 2002.

Note 12  Business Combination

In October 2000, the company and American Sports Development Group, Inc., aka National Paintball Supply Co., Inc. ("ASDG") entered into a Reorganization Agreement which provided for ASDG to acquire all of the outstanding shares of Inflatables common stock outstanding. The proposed transaction was not consummated within the time limits provided in the Reorganization Agreement and the parties expect to replace the Reorganization Agreement with a Stock Purchase Agreement. The stock purchase agreement is expected to provide for the acquisition of ASDG by Inflatables. If the acquisition is completed, ASDG will become a wholly- owned subsidiary of Inflatables. The agreement is expected to provide for Inflatables to issue 52,790,632 shares of its common stock in exchange for all of the outstanding common stock of ASDG, resulting in the majority shareholder of ASDG becoming the majority shareholder of the company. If the acquisition is completed, Inflatables' current shareholders, assuming warrants to purchase 1,320,000 Common Shares are exercised, will hold about 17 percent of Inflatables' then outstanding shares.

                                                       AMERICAN INFLATABLES, INC.
                                                             BALANCE SHEET

                                                                                March 31,          December 31, 2001
                                                                                   2002
                                                                            -------------------    -------------------
                                                                               (unaudited)
                                  ASSETS
Current assets:
     Inventory                                                               $          25,575      $          27,855
     Prepaid expenses                                                                   33,051                 62,370
                                                                            -------------------    -------------------
          Total current assets                                                          58,626                 90,225

Property and equipment, net of accumulated
     Depreciation of $85,626 and $81,044, respectively                                  77,065                 81,547

Other assets                                                                             6,646                  6,646
                                                                            -------------------    -------------------

          TOTAL ASSETS                                                       $         142,337      $         178,418
                                                                            ===================    ===================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Cash overdraft                                                          $          19,931      $           4,792
     Notes payable                                                                     330,000                330,000
     Payroll taxes payable                                                             301,007                297,446
     Sales tax payable                                                                  15,772                  8,363
     Accrued salary - stockholder                                                      187,500                150,000
     Accounts payable and accrued expenses                                             274,843                233,472
     Advance from stockholder                                                          222,370                250,865
     Customer deposits                                                                 137,688                 87,255
                                                                            -------------------    -------------------
          Total current liabilities                                                  1,489,111              1,362,193

Stockholders' equity
     Common stock                                                                        8,746                  8,746
     Additional paid in capital                                                      3,272,466              3,272,466
     Note receivable                                                                 (250,000)              (250,000)
     Accumulated deficit                                                           (4,377,774)            (4,214,987)
                                                                            -------------------    -------------------
          Total stockholders' equity (deficit)                                     (1,346,774)            (1,183,775)

          Total liabilities and stockholders' equity (deficit)               $         142,337      $         178,418
                                                                            ===================    ===================

See accompanying notes to financial statements.

                                                      AMERICAN INFLATABLES, INC.
                                                       STATEMENTS OF OPERATIONS
                                                    FOR THE QUARTER ENDED MARCH 31,

                                                                                  2002                   2001
                                                                          ---------------------   --------------------
                                                                                 (unaudited)           (unaudited)

Revenues                                                                   $           326,412      $         508,500
     Cost of goods sold                                                                163,895                230,000
                                                                          ---------------------   --------------------
Gross Profit                                                                           162,517                278,500
                                                                          ---------------------   --------------------
Selling expense                                                                         99,434                187,850
General and administrative expense                                                     217,832                 91,600
                                                                          ---------------------   --------------------

          Total                                                                        317,266                279,450
                                                                          ---------------------   --------------------

Loss from operations                                                                 (154,749)                  (950)
Interest expense                                                                         8,250                  8,250
                                                                          ---------------------   --------------------

          Net loss                                                         $         (162,999)      $         (9,200)
                                                                          =====================   ====================

     Loss per share                                                        $            (0.02)      $          (0.00)
                                                                          =====================   ====================

     Weighted average shares                                                         8,746,346              8,621,000
                                                                          =====================   ====================


See accompanying notes to financial statements.

                                                      AMERICAN INFLATABLES, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                        QUARTER ENDED MARCH 31,

                                                                                  2002                    2001
                                                                          ---------------------    -------------------
                                                                                (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                            $         (162,999)      $         (9,200)
     Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided By (Used in) Operating Activities
          Depreciation and Amortization                                                  4,482                  5,600
          (Increase) Decrease in
              Prepaid expense                                                           29,319                (1,400)
              Inventory                                                                  2,280                      0
              Deposits                                                                       0                (2,000)
     Increase (Decrease) in
          Accounts payable and accrued expenses                                         89,841                  6,300
          Customer deposits                                                             50,433                      0
                                                                          ---------------------    -------------------
Net Cash Provided By (Used In) Operating Activities                                     13,356                  (700)
                                                                          ---------------------    -------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
     Advances to/from shareholder                                                     (28,495)                  5,000
                                                                          ---------------------    -------------------
Net Cash Used in Investment Activities                                                (28,495)                  5,000
                                                                          ---------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES
     Increase in cash overdraft                                                         15,139                      0
                                                                          ---------------------    -------------------
Net Cash Provided by Financing Activities                                               15,139                      0
                                                                          ---------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                              0                  4,300

CASH AT BEGINNING OF PERIOD                                                                  0                  3,900
                                                                          ---------------------    -------------------

CASH AT END OF PERIOD                                                      $                 0      $           8,200
                                                                          =====================    ===================


See accompanying notes to financial statements.

Note A            Basis of Presentation

The unaudited financial statements of American Inflatables, Inc. at March 31,2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by Inflatables in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments necessary, including normal recurring adjustments, for the financial statements not to be misleading have been made. These interim statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, and are not necessarily indicative of results of operations to be expected for the full year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On December 18, 2002, Merdinger, Fruchter, Rosen and Company, P.C.(the "Former Accountants") informed American Sports Development Inc. ("the Company") they have decided to cease auditing publicly traded companies and have resigned as the company's principal accountants.

          The Former Accountants' reports on the financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          The Company's Board of Directors has approved the resignation of the Former Accountants.

          During the last two fiscal years preceding the Former Accountants' resignation, and for the interim period from January 1, 2002 through December 18, 2002, there were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

          During the last two fiscal years preceding the Former Accountants' resignation, and for the interim period from January 1, 2002 through December 16, 2002, there were no "reportable events" as defined by Regulation S-K, Item 304 (a)(1)(v)(A) through (D).

           On December 19, 2002, the Company engaged Abrams and Company, P.C. (the "New Accountants") as our principal accountants to audit our financial statements. The engagement of the new Accountants was approved by the Company's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

MANAGEMENT

         The following table sets forth the names and ages of the Company's current directors, executive officers and other key management personnel and the positions and offices held by them.

Name                                      Age             Position

William R. Fairbanks                      52              Director, President, Chief Executive Officer,
                                                          & Treasurer
Douglas L. Brown                          44              Director, Vice President & Secretary
William B. Kearney                        56              Consultant  performing  certain services commonly performed by a Chief Financial Officer

          WILLIAM R. FAIRBANKS. Mr. Fairbanks has served as a director and the President, Chief Executive Officer and Treasurer of the Company since it acquired Paintball Incorporated in May 2002. Mr. Fairbanks founded Paintball Incorporated in 1989, and has served as its President and Chief Executive Officer, and as a director, since its formation in 1989. Prior to founding Paintball, Mr. Fairbanks had extensive experience in the securities industry with Merrill, Lynch as well as Robinson-Humphrey and Co. and Caine Equities. Mr. Fairbanks also served as President of The Fairbanks Company, a land development and general contracting firm. Mr. Fairbanks is also the President and Chief Executive Officer of and a driver for Genesis Racing, Inc., which owns and races sports cars. Mr. Fairbanks is a graduate of Furman University and attended the Furman/Clemson Universities joint MBA program.

          DOUGLAS L. BROWN. Mr. Brown has served as a director and Vice President and Secretary of the Company since it acquired Paintball in May 2002. Mr. Brown has served as a director and Vice-President in charge of sales of Paintball since 1990. Prior to joining Paintball, Mr. Brown was a manager with R.R. Donnelly. He attended the University of Georgia.

         WILLIAM B. KEARNEY. Mr. Kearney is not an officer or director of the Company or any of its subsidiaries. Mr. Kearney has been a certified public accountant for over 20 years and has served the Company in the capacity of a consultant, performing certain services commonly performed by a chief financial officer, since shortly after the Company acquired Paintball Incorporated in May 2002. Mr. Kearney has been a partner with Tatum CFO Partners, LLP since February 2001. Tatum CFO Partners, LLP is in the business of providing emerging growth, middle-market and large multinational companies with experienced chief financial officers on a permanent, interim or project basis. From 1998 to 2000, Mr. Kearney was Director of Planning and Analysis for Sterling Diagnostic Imaging, Inc., a manufacturer of medical imaging technology. From 1995 to 1998, Mr. Kearney was Vice President and Controller of Umbro International, Inc. (formerly Stone Manufacturing), a manufacturer of sports apparel. From 1980 to 1995, Mr. Kearney was employed in various capacities, including Director of Accounting and Assistant Controller with Bowater Incorporated, a manufacturer of newsprint, coated and uncoated ground wood papers, bleached kraft pulp and lumber products whose stock is traded on the New York Stock Exchange under the symbol BOW.

         Prior to Inflatables' business combination with Paintball on May 17, 2002, Gregg R. Mulholland was Inflatables' Chairman and Chief Executive Officer; Jeffrey Jacobson was Inflatables' President and Chief Operating Officer and one of its directors; and David Ariss, Sr. was Inflatables' third director. Messrs. Mulholland, Ariss and Jacobson resigned from all of their offices with Inflatables in connection with the closing of its business combination with Paintball. Mr. Mulholland is currently an employee of the Company with the title Vice President; however, Mr. Mulholland has not been appointed as a corporate officer of the Company, and he is not a director or corporate officer of any of the Company's subsidiaries and does not perform any policy-making functions for the Company or any of its subsidiaries.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         The Company's board of directors currently comprises only two directors, William R. Fairbanks and Douglas L. Brown. The board does not have any committees, and the entire board performs the functions commonly assigned to committees on larger boards of directors.

         The Company's two existing directors are also officers and employees of the Company and regularly work full time in the Company's principal office in Greenville, South Carolina. Because of their regular close proximity, the directors do not hold regular periodic formal meetings but take formal action from time to time either by written consent or by meetings held by unanimous consent with prior notice waived. Consequently, no director has missed any meetings. If the Company retains one or more new independent directors as it currently intends to do, the Company expects the board to meet regularly in formal meetings on at least a quarterly basis.

         The NASD has proposed the creation of a new exchange called the Bulletin Board Exchange ("BBX") that would replace NASD's Over-the-Counter Bulletin Board on which the Company's common stock is currently traded. The Company currently intends to apply for listing on the new BBX, once its listing requirements are finalized and it starts taking applications for listing. According to proposed NASD rules for the BBX, companies listed on the BBX would generally be subject to corporate governance rules similar to those of the Nasdaq National Market and Nasdaq Small Cap Market but would only be subject to minimal quantitative listing criteria. (NASD has a web site for the BBX at www.bbxchange.com on which the proposed listing requirements and other rules of the BBX are available.) The Company currently intends to hire at least one new independent director who will meet the requirements for independent directors set forth in the proposed BBX listing requirements. The Company currently intends for this new independent director to be the sole member of to-be-created audit, nominating, compensation and corporate governance committees. The Company currently expects to appoint the new director once the BBX begins accepting listing applications.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2002, all required Section 16(a) filings applicable to its executive officers, directors and greater than 10% beneficial owners were made.

ITEM 10.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         The Company currently does not pay its directors any fees for their service as director. The Company does reimburse directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

EXECUTIVE COMPENSATION

       The following table shows the cash compensation paid by the Company, as well as certain other compensation paid or accrued, to the Company's current Chief Executive Officer, the Company's previous Chief Executive Officer and the Company's other executive officers who earned in excess of $100,000 in base salary plus bonus for the year ending December 31, 2002 (collectively, the "Named Executive Officers").

                                                 ANNUAL COMPENSATION (1)
                                              -------------------------------

                                                                                 ALL OTHER
NAME AND                                          SALARY          BONUS      COMPEN-SATION($)
PRINCIPAL POSITION                    YEAR         ($)             ($)
-----------------------------------------------------------------------------------------------

William R. Fairbanks (2)              2002      $165,000       $  87,422         $  4,790 (9)
Chairman, President,                  2001       156,500         113,821           12,375
CEO and Treasurer                     2000       155,000         127,427           15,320

Gregg R. Mulholland (3)               2002       $88,615 (5)       --                --
Former Chairman  and CEO              2001       150,000 (6)       --                --
                                      2000       131,135           --            $410,000 (10)

Jeffrey Jacobson (4)                  2002       $48,796        $ 70,000 (7)      $30,000 (11)
Former President, Chief Operating     2001        77,539          11,272             --
Officer and Director                  2000        66,462         139,435 (8)         --


 (1) Certain amounts may have been expended by Inflatables or Paintball, which may have had value as a personal benefit to the executive officer. However, the total value of such benefits did not exceed the lesser of $50,000 or 10% of the annual salary and bonus of such executive officer.
 (2) Mr. Fairbanks became Chairman, President, Chief Executive Officer, and Treasurer of the Company in May 2002. The amounts shown for Mr. Fairbanks for 2000, 2001 and the portion of 2002 through May 17, 2002 were paid to him by Paintball which was acquired by Inflatables in May 2002.
 (3) Mr. Mulholland served as Inflatables' Chairman and Chief Executive Officer until May 2002 when he resigned in connection with Inflatables' business combination with Paintball. He continues to be an employee of the Company and receive salary.
 (4) Mr. Jacobson served as Inflatables' President, Chief Operating Officer and one of its directors until May 2002 when he resigned in connection with Inflatables' business combination with Paintball. He continued be an employee of the Company and receive salary from the Company until September 2002.
 (5) This amount includes $56,250 of salary for service as Inflatables' Chairman and Chief Executive Officer that accrued and remained unpaid through May 17, 2002. In connection with Inflatables' acquisition of Paintball in May 2002, Mr. Mulholland surrendered the right to receive this amount, which was treated as a contribution to the capital of the Company with respect to shares of Common Stock held by Mr. Mulholland. The balance is salary paid to Mr. Mulholland in 2002 after May 17, 2002.
 (6) This amount represents unpaid salary for the year ended December 31, 2001. In connection with Inflatables' acquisition of Paintball in May 2002, Mr. Mulholland surrendered the right to receive this amount, which was treated as a contribution to the capital of the Company with respect to shares of Common Stock held by Mr. Mulholland.

 (7) On May 16, 2002, Inflatables board authorized the issuance of 100,000 shares of its Common Stock to Mr. Jacobson in satisfaction of oral promises made by Inflatables' then Chairman and Chief Executive Officer Gregg Mulholland to Mr. Jacobson that he would receive a stock bonus upon consummation of the Inflatables-Paintball business combination. The closing price of Inflatables Common Stock on May 16, 2002 was $0.70 per share.
 (8) The amount shown includes a cash bonus of $27,071, commissions of $10,364 and $103,000 for 120,000 shares of Inflatables Common Stock issued to Mr. Jacobson. The summary compensation table and Note H to the financial statements in Inflatables Annual Report on Form 10-KSB for 2000 and the summary compensation table and Note 8 to the financial statements in Inflatables' Annual Report on Form 10-KSB for 2001 appear to indicate that 50,000 of these shares were issued assuming a per share value of $1.534 and 70,000 of these shares were issued assuming a per share value of $0.375 for an aggregate value of $103,000 for the two issuances. Minutes of Inflatables' board meetings provided to the Company's current management by Gregg Mulholland indicate that Inflatables authorized the issuance of 50,000 shares to Mr. Jacobson on April 4, 2000 when the closing price of Inflatables' Common Stock was $2.250 per share. No resolutions were provided authorizing the issuance of the 70,000 shares. Records provided by the Company's transfer agent indicate that a certificate for 70,000 shares was issued to Mr. Jacobson on July 14, 2000. The closing price of Inflatables Common Stock on July 14, 2000 was $0.563 per share.
 (9) This amount is comprised of premiums paid by Paintball with respect to life insurance not generally available to all Paintball employees.
 (10)Inflatables issued 1,053,984 shares of its Common Stock valued at $410,000 to Mr. Mulholland in 2000 in lieu of cash compensation for services previously rendered. The value assigned to the shares issued to Mr. Mulholland ($0.3890, which was the closing price on September 15, 2000, the date the issuance was authorized) was the result of negotiations between Mr. Mulholland and Inflatables. The shares were restricted within the provisions of Rule 144.
 (11)The Company paid Mr. Jacobson $30,000 in connection with the termination of his employment by the Company in 2002.

OPTION GRANTS IN LAST FISCAL YEAR

         None of the Company, Inflatables nor Paintball granted any options, SARs or similar securities to the Named Executive Officers during 2002.

OPTION EXERCISES AND YEAR END OPTION VALUES

          None of the Named Executive Officers exercised any options, SARs or similar securities of the Company, Inflatables or Paintball during 2002 or had any options, SARs or similar securities of the Company, Inflatables or Paintball outstanding at the end of 2002.

EMPLOYMENT AGREEMENTS

         WILLIAM B. KEARNEY

         William B. Kearney provides certain services to the Company commonly performed by a chief financial officer pursuant to a Project Work Agreement dated May 27, 2002 (the "Consulting Agreement") by and between Tatum CFO Partners, LLP ("Tatum") and the Company. The Consulting Agreement requires Tatum to assign one or more of its partners to perform services for the Company, and Mr. Kearney is the assigned partner. The Consulting Agreement provides that the Tatum partner performing services for the Company will not be an officer, employee, director or manager of the Company. The Consulting Agreement provides that the Company will pay Tatum CFO $150.00 per hour for Mr. Kearney's services with a daily maximum of $1,200.00, and the Company will reimburse Mr. Kearney for reasonable travel and out-of-pocket business expenses. Either party may terminate the Consulting Agreement without cause on 30 days written notice. The Consulting Agreement also has common termination for cause provisions. The Consulting Agreement requires the Company to indemnify Tatum against losses, costs, damages and expenses, including reasonable attorneys fees, as they are incurred by Tatum in connection with any cause of action or proceeding arising in connection with Tatum's engagement under the Consulting Agreement, Tatum's provision of services to the Company, or the Company's use of analysis or information provided by Tatum or arising in connection with any legal proceeding in which Tatum may be required or agree to participate; provided, that the indemnity will not apply to Tatum's gross negligence or willful misconduct or actions taken in bad faith. The Consulting Agreement requires Tatum and the Company to submit disputes arising thereunder to arbitration.

         GREGG R. MULHOLLAND

         Mr. Mulholland is party to an employment agreement with the Company dated May 16, 2002 and executed on May 17, 2002 (the "Mulholland Employment Agreement"). The agreement provides that Mr. Mulholland will report to the Company's Chief Executive Officer and have such offices and titles and perform such duties as the Chief Executive Officer chooses. The agreement has a three-year term that expires on May 16, 2005 and shall continue on a month-to-month basis thereafter until terminated. The agreement provides Mr. Mulholland with an annual base salary of $144,000 and a quarterly bonus of 2.5% of the total gross sales in excess of $500,000 of the inflatables division of the Company for that quarter if (i) the gross sales of the inflatables division for the quarter equal or exceed $500,00 and (ii) the gross margin on the gross sales of the inflatables division exceeds 32.5%. The bonus is capped at $350,000 per year. The agreement also provides that Mr. Mulholland may be reimbursed for expenses up to $1,000 per month reasonably incurred in furtherance of the Company's business. The agreement has customary termination-for-cause provisions and customary confidentiality and non-competition provisions. The agreement provides that disputes between the Company and Mr. Mulholland regarding his employment are subject to arbitration.

         JEFFREY JACOBSON

         On May 16, 2002, Inflatables entered into an Employment Agreement with Jeffrey Jacobson (the "Jacobson Employment Agreement"). The agreement provided that Mr. Jacobson will report to the Company's Chief Executive Officer and have such offices and titles and perform such duties as the Chief Executive Officer chooses. The agreement had a one-year term and provided for a month-to-month continuation thereafter until terminated by either party. The agreement provided Mr. Jacobson with an annual base salary of $100,000. The agreement had customary termination-for-cause provisions and customary confidentiality and non-competition provisions. The agreement provided that disputes between the Company and Mr. Jacobson regarding his employment are subject to arbitration. The Company terminated Mr. Jacobson's employment in September 2002 and paid him $30,000 in connection with his termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 26, 2003 with respect to shares of Common Stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. The address for Messrs. Fairbanks and Brown is 155 Verdin Road, Greenville, South Carolina 29607.

                                                              NUMBER OF SHARES              PERCENT
              NAME AND ADDRESS                               BENEFICIALLY OWNED           OF CLASS (4)
              ------------------------------------------   -----------------------     -------------------

              UCI/NFI Affiliates                                  5,864,333  (1)               9.1%
              3885 South Decatur Blvd., Suite 2010
              Las Vegas, Nevada  89103

              William R. Fairbanks                               45,643,244  (2)              71.2%

              Douglas L. Brown                                    5,153,516  (3)               8.0%

              Gregg R. Mulholland                                 1,245,351                    1.9%

              Jeffrey Jacobson                                      250,000                      *

              Directors & Executive Officers                     52,199,811                   81.4%
              As a Group (5 persons)

(1) Includes (a) 1,713,633 shares beneficially owned by Universal Consultants, Inc., a Nevada corporation ("UCI"), (b) 1,720,000 shares beneficially owned by National Financial, Inc., a Nevada corporation ("NFI"), (c) 755,700 shares owned directly by Yvonne M. Hines, (d) 1,400,000 shares owned directly by William E. Heldman, (e) 25,000 shares beneficially owned by Apex One, Inc., a Nevada corporation ("Apex One"), (f) 50,000 shares beneficially owned by Apollo One, Inc., a Nevada corporation ("Apollo One"), (g) 40,000 shares beneficially owned by Certified One, Inc., a Nevada corporation ("Certified One"), (h) 100,000 shares beneficially owned by Prestige Financial, Inc., a Nevada corporation ("Prestige"), and (i) 60,000 shares beneficially owned by Silver County Financial, Inc., a Nevada corporation ("Silver County"). William Carroll is a director and 50% shareholder of UCI, a director and 25% shareholder of NFI, President of Apollo One and a director of each of Apex One and Certified One. Mr. Carroll has informed the Company that he disclaims beneficial ownership of all shares of Company Common Stock other than the shares described in clauses (a), (b), (e), (g) and (f) of this note and claims beneficial ownership of only 5.6% of the outstanding shares of the Company's Common Stock. Ms. Hines is an officer and 50% shareholder of NFI. Ms. Hines has informed the Company that she disclaims beneficial ownership of all shares of Company Common Stock other than the shares described in clauses (b) and
     (c) of this note and claims beneficial ownership of only 3.9% of the outstanding shares of the Company's Common Stock. Mr. Heldman is Mr. Carroll's son and is an officer, director and 25% shareholder of NFI, President of Prestige and President of Silver County. Mr. Heldman has informed the Company that he disclaims beneficial ownership of all shares of Company Common Stock other than the shares described in clauses (b),
     (d), (h) and (i) of this note and claims beneficial ownership of only 5.1% of the outstanding shares of the Company Common Stock.
(2) Includes 6,073,459 shares held by Red Oak Limited Partnership of which Mr. Fairbanks and his wife are the general partners and 92,300 shares beneficially owned by International Management Associates, Inc. of which Mr. Fairbanks is the President, a director and a 70% beneficial owner.
(3) Includes 92,300 shares beneficially owned by International Management Associates, Inc., of which Mr. Brown is Vice President and Secretary, a director and a 30% beneficial owner.
(4) As of March 26, 2003 there were 64,100,099 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.
* Less than one percent.

EQUITY COMPENSATION PLAN INFORMATION

                                              NUMBER OF                                       NUMBER OF SECURITIES
                                            SECURITIES TO                                   REMAINING AVAILABLE FOR
                                             BE ISSUED                                           FUTURE ISSUANCE
                                               UPON                  WEIGHTED-AVERAGE             UNDER EQUITY
                                             EXERCISE OF             EXERCISE PRICE OF         COMPENSATION PLANS
                                             OUTSTANDING                OUTSTANDING          (EXCLUDING SECURITIES
                                               OPTIONS,              OPTIONS, WARRANTS            REFLECTED IN
                                         WARRANTS AND RIGHTS            AND RIGHTS                COLUMN (A))
                                                 (A) (B) (C)
-------------------------------------- ------------------------- -------------------------- -------------------------
EQUITY COMPENSATION
     PLANS APPROVED BY                            0                          0                         0
     SECURITY HOLDERS

-------------------------------------- ------------------------- -------------------------- -------------------------
EQUITY COMPENSATION
    PLANS NOT APPROVED BY                   1,325,000 (1)                $0.25 (1)               3,175,000 (1)
    SECURITY HOLDERS                          500,000 (2)                $0.15 (2)                   0 (2)

-------------------------------------- ------------------------- -------------------------- -------------------------
TOTAL                                       1,825,000                    $0.2226                 3,675,000
-------------------------------------- ------------------------- -------------------------- -------------------------

(1) On October 9, 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan (the "Plan") that is subject to the subsequent approval and adoption by the Company's shareholders. A copy of the Plan is filed as
     Exhibit 10.10 to this Annual Report. The Company expects to submit the Plan to its shareholders for their approval at the next annual meeting of shareholders, currently expected to be held in the second quarter of 2003. On October 22, 2002, the Board granted options covering an aggregate of 1,325,000 shares to an aggregate of 32 employees, subject to approval of the Plan by the Company's shareholders. These options have an exercise price of $0.25 per share ($0.01 per share greater than the closing stock price on October 21, 2002), begin vesting on June 1, 2003 and are expected to be subject to a yet-to-be-determined vesting schedule and other yet-to-be-determined terms and conditions. The Plan provides that these options must expire no later than the tenth anniversary of the grant date.
(2) On December 24, 2002, the Company entered into a Business Consulting Agreement with Basic Investors Inc. pursuant to which the Company agreed to issue 1,000,000 shares of its Common Stock in four equal quarterly installments beginning on December 24, 2002 in exchange for consulting services through December 24, 2003. For purposes of the table above, the Company is treating this contract as an option for 1,000,000 shares of Common Stock that vests and is exercised quarterly. The Company believes that the most appropriate entry for the weighted-average "exercise price" of shares remaining to be issued under this contract is the closing price of the Company's Common Stock on December 23, 2002, the day before the contract was executed, which was $0.15 per share. 250,000 shares were issued on each of December 24, 2002 and March 24, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FEBRUARY 2000 OPTION TO NATIONAL FINANCIAL, INC.

         On February 7, 2000, Gregg Mulholland, Inflatables' Chairman and Chief Executive Officer at that time, and Inflatables entered into an Option Agreement (the "February 2000 Option Agreement") with National Financial, Inc., a Nevada corporation ("NFI") pursuant to which Mr. Mulholland, in exchange for $250,000, sold NFI options to purchase an aggregate of 1,500,000 shares of Inflatables common stock owned by Mr. Mulholland. The February 2000 Option Agreement gave NFI options to purchase 1,000,000 shares of Inflatables stock from Mr. Mulholland for $1.00 per share and 500,000 shares for $2.00 per share. At the time, the total number of Inflatables shares outstanding was 4,518,000, and Mr. Mulholland owned 3,000,000 or 66.4% of those shares.

         The proceeds of the sale of the options were paid into a real estate purchase escrow account for the purchase of a house (the "Ocean Vista Property") in the name of David W. Ariss, Sr. a director of the Company at that time and Mr. Mulholland's first cousin, once removed. The Ocean Vista Property has been Mr. Mulholland's personal residence since February 2000. A Trust Deed was also executed on the Ocean Vista Property to secure performance by Mr. Mulholland under the February 2000 Option Agreement.

          Mr. Mulholland caused Inflatables to be a party to the February 2000 Option Agreement in connection with which Inflatables made certain representations and warranties and subjected itself to certain restrictive covenants. The February 2000 Option Agreement provided that (1) Mr. Mulholland could satisfy his obligations with respect to 1,250,000 of the 1,500,000 shares subject to the option by causing Inflatables to issue to NFI 1,250,000 of the shares subject to the option rather than transferring Mr. Mulholland's own shares to NFI if NFI exercised the option and (2) Inflatables was required to register as soon as practicable the issuance of at least 1,500,000 shares of its common stock with the Securities and Exchange Commission and other applicable authorities and upon effectiveness of the registration statement, Mr. Mulholland would cause Inflatables to issue either 1,500,000 shares of its stock or warrants to acquire such shares to NFI relieving Mr. Mulholland from the obligation to satisfy the option with his personal shares.

          Mr. Mulholland has informed the Company that he transferred 250,000 of his own shares to NFI on May 1, 2000 for no additional consideration believing he was obligated to do so under the February 2000 Option Agreement. According to information provided to the Company by Mr. Mulholland, NFI and NFI's affiliates Universal Consultants, Inc., Prestige Financial, Inc., Silver County Financial, Inc., Apex One, Inc., Apollo One, Inc. and Certified One, Inc. (collectively, the "NFI Affiliates"), in early May 2000, NFI, the NFI Affiliates and two business associates (but not affiliates) of NFI, TNR Development Corporation ("TNR") and Dylan's Dance Hall, Inc. ("Dylans"), entered into a three-way transaction in which (a) NFI surrendered its option for 1,000,000 shares with an exercise price of $1.00 per share, (b) TNR and Dylans paid Inflatables $250,000 for an aggregate of 350,000 shares of Inflatables Common Stock and warrants for 1,000,000 shares of Inflatables Common Stock with an exercise price of $0.25 per share and (c) TNR and Dylans transferred an aggregate of 310,000 of their shares of Inflatables Common Stock to the NFI Affiliates. Information provided to the Company by Mr. Mulholland, NFI and the NFI Affiliates appear to indicate that Mr. Mulholland and Inflatables were willing to transfer shares and warrants for shares covering 1,600,000 shares instead of 1,500,000 shares and that options having an exercise price of $1.00 per share were replaced with warrants having an exercise price of $0.25 per share because Inflatables needed cash and none of NFI, TNR or Dylans were willing to exercise the million shares option at a price of $1.00 per share because of a drop in Inflatable' stock price between February 2000 and May 2000. Inflatables filed a Registration Statement on Form SB-2 on August 14, 2000 registering the 1,600,000 shares. This registration statement was subsequently withdrawn on February 27, 2001 prior to becoming effective. Mr. Mulholland has informed the Company that this SB-2 was withdrawn with the consent of the selling shareholders named therein in anticipation of a merger between Inflatables and Paintball that would have resulted in all Inflatables shareholders receiving registered Paintball Shares. On September 20, 2000, TNR and Dylan's exercised their warrants for 600,000 and 400,000 shares, respectively, and paid the purchase price with promissory notes to Inflatables in the principal amounts of $150,000 and $100,000, respectively, which notes were secured by the shares received upon exercise. Mr. Mulholland has informed the Company that he then believed that Inflatables and he had satisfied their obligations under the February 2000 Option Agreement by the forgoing transactions because Inflatables and he had transferred and issued an aggregate of 1,600,000 shares to NFI and its various transferees and registered such issuance.

         Inflatables' entry into the February 2000 Option Agreement was not approved by Inflatables' board of directors or the independent shareholders of Inflatables. Inflatables received no consideration in exchange for entering into the February 2000 Option Agreement. The February 2000 Option Agreement imposed covenants on Inflatables applicable until exercise of the NFI option including but not limited to covenants (i) restricting Inflatables' ability to make distributions or redeem or purchase its stock; (ii) restricting asset sales outside the ordinary course of business by Inflatables; (iii) restricting Inflatables' right to waive or release claims; and (iv) restricting Inflatables' ability to incur damages or losses to assets not covered by insurance. Inflatables warranted that none of the representations and warranties made by Mr. Mulholland and Inflatables contained any untrue statement of a material fact or omitted any material fact, the omission of which would be misleading. Inflatables also agreed, among other things, to not (i) amend its certificate of incorporation or bylaws in a manner which would impair, decrease or diminish the value of NFI's option or the underlying stock, (ii) issue any shares of its capital stock to third parties for cash, or (iii) issue or create any warrants, obligations, subscriptions, options, convertible securities, or other commitments under which any additional shares of its capital stock of any class might be directly or indirectly authorized, issued, or transferred to third parties from treasury for cash. Inflatables was permitted to issue stock in certain business combinations. Inflatables and Mr. Mulholland agreed to jointly and severally indemnify NFI against any liability or damages it might incur as a result of its entry into the February 2000 Option Agreement or as a result of the breach by Inflatables or Mr. Mulholland of any of their covenants, warranties, duties or obligations therein. In addition to the foregoing, Inflatables made numerous representations and warranties about the financial condition of its business, its legal status, its business dealings, its compliance with applicable laws and regulations and the information provided to NFI by Mr. Mulholland and Inflatables.

         David Ariss personally guaranteed Mr. Mulholland's and the Company's performance of their obligations under the February 2000 Option Agreement.

         Subsequent to the execution of the February 2000 Option Agreement, Inflatables issued 1,053,984 additional shares of its stock to Mr. Mulholland in lieu of the payment of cash compensation.

         The February 2000 Option Agreement is filed as Exhibit 10.4 to this Annual Report.

          The Company believes that Inflatables and Mr. Mulholland have no remaining obligations or covenants under the February 2000 Option Agreement as a result of the Settlement Agreement, defined below under the heading "--Third Party Lawsuit Against Gregg Mulholland and David Ariss in their Individual Capacities," the consummation of the settlement, described below under the heading "--Settlement of Third Party Lawsuit at Closing if Inflatables Acquisition of Paintball" and the Shareholders Agreement described below under the heading "--Inflatables Acquisition of Paintball - Shareholders Agreement."

DECEMBER 2000 LOAN FROM UNIVERSAL CONSULTANTS, INC.

         On December 12, 2000, Inflatables borrowed $330,000 from Universal Consultants, Inc., a Nevada corporation ("UCI"), pursuant to a secured promissory note (the "UCI Note"), with a maturity date of March 12, 2001 and bearing interest at a rate of 10% per annum. The UCI Note was secured by all of Inflatables' real and personal property pursuant to a separate security agreement (the "UCI Security Agreement"). Inflatables borrowed the $330,000 from UCI in order to pay Inflatables' federal employee income tax withholdings for 2000 and to provide Inflatables with operating capital. Mr. Mulholland personally guaranteed Inflatables' performance under the UCI Note and the UCI Security Agreement. The UCI Note went into default and the total amount of unpaid principal and accrued interest due and owing thereunder was $378,761 as of May 17, 2002 when the UCI Note was satisfied in connection with Inflatables' business combination with Paintball.

         In connection with the loan, Inflatables also issued a warrant to UCI for the purchase of up to 1,320,000 shares of Inflatables' stock for $0.25 per share (the "UCI Warrant"). The UCI Warrant was exercisable at any time from the date of issuance to December 31, 2003 and included a mechanism for cashless conversion of the warrant into shares of Inflatables Common Stock. The Warrant on its face referred to a contemporaneous Securities Purchase Agreement and a contemporaneous Registration Rights Agreement and contemplated the filing with the SEC of a registration statement pertaining to the shares issuable upon exercise of the warrant within 30 days of a "Closing Date."

         The transaction involving the UCI Note, the UCI Security Agreement and the UCI Warrant is collectively referred to hereafter as the "December 2000 Loan".

         The UCI Note, the UCI Security Agreement, Mr. Mulholland's guarantee thereof and the UCI Warrant are filed as Exhibits 10.4 through 10.7 to this Annual Report.

          The Company believes that Inflatables and Mr. Mulholland have no remaining obligations under the UCI Note, the UCI Security Agreement, Mr. Mulholland's guarantee thereof or the UCI Warrant as a result of the Settlement Agreement, defined below under the heading "--Third Party Lawsuit Against Gregg Mulholland and David Ariss in their Individual Capacities," the consummation of the settlement, described below under the heading "--Settlement of Third Party Lawsuit at Closing of Inflatables Acquisition of Paintball" and the Shareholders Agreement described below under the heading "--Inflatables Acquisition of Paintball - Shareholders Agreement."

THIRD PARTY LAWSUIT AGAINST GREGG MULHOLLAND AND DAVID ARISS IN THEIR INDIVIDUAL CAPACITIES

         On November 13, 2001, UCI, NFI, and William Carroll (collectively, the "Plaintiffs") filed suit against Gregg Mulholland and David Ariss solely in their individual capacities and not in their capacities as officers and directors of Inflatables (the "Lawsuit"). The Plaintiffs also obtained a temporary protective order that generally temporarily prohibited Mr. Mulholland until December 31, 2001, from transferring any of the shares of stock of Inflatables personally owned by Mr. Mulholland.

         The Lawsuit generally arose out of the February 2000 Option Agreement and the December 2000 Loan. The Plaintiffs made several complaints, including but not limited to the following:

          (i) Inflatables had overstated its net book value in its 1999 Form 10-KSB and its first two Forms 10-QSB for 2000 by almost $1 million thus misrepresenting the value of the options purchased by NFI under the NFI Option Agreement and the value of the UCI Warrant,
          (ii) Inflatables had issued over 1,500,000 shares of stock to Mr. Mulholland and third parties in violation of anti-dilution covenants in the February 2000 Option Agreement,
          (iii)Mr. Mulholland used Inflatables' funds to purchase the Ocean Vista Property as a personal residence,
          (iv) Mr. Mulholland increased his own compensation from Inflatables in violation of covenants in the February 2000 Option Agreement by increasing his reimbursable travel expenses to unreasonable levels and borrowing funds from UCI to lend to Inflatables,
          (v) After receiving a loan from UCI to pay Inflatables' 2000 taxes, Inflatables again became delinquent in the payment of its 2001 taxes,
          (vi) Mr. Mulholland failed to take reasonable steps to preserve the value of Inflatables' stock,
          (vii)Mr. Mulholland jeopardized Inflatables' business combination with Paintball by violating covenants in the merger agreement that was the predecessor to the Share Exchange Agreement (described in more detail below),

          (viii)Mr. Mulholland overstated the value of Inflatables' assets securing the UCI Note; caused Inflatables to fail to perfect the security interest granted in the UCI Security Agreement and failed to provide alternative security for the UCI Note, and
          (ix) Inflatables had failed to pay the UCI Note when it matured on March 12, 2001, and Mr. Mulholland refused to honor his personal guaranty of the UCI Note.

The Lawsuit involved causes of action based on:

          (1) breach of contract, fraud, breach of covenant of good faith and fair dealing, quiet title, constructive trust, and constructive trust - fraud in connection with the February 2000 Option Agreement,
          (2) breach of contract and fraud with respect to the December 2000 Loan, and
          (3)  breach of fiduciary duty and indemnification.

The Plaintiffs sought actual damages, damages for emotional distress, indemnification damages and legal costs, punitive damages of $1,000,000 from each defendant plus treble damages, prejudgment attachment and other provisional equitable relief, quiet title and constructive trust, reasonable attorneys' fees, costs and such other relief as the court may have deemed necessary and proper.

         The Lawsuit was settled on December 31, 2001 pursuant to a settlement agreement filed with and approved by the court (the "Settlement Agreement"). Set forth below is a summary of certain significant provisions of the agreement contained in the Settlement Agreement and related documents. The complete Settlement Agreement, including all related exhibits, has been filed as Exhibit
10.12 to this Annual Report.

         In connection with claims related to the December 2000 Loan, Mr. Mulholland agreed to secure the payment of the UCI Note and interest with all of his own personal shares of Inflatables, which were held in an escrow until the obligations were paid. UCI retained the right to exercise the UCI Warrant, and if it exercised the UCI Warrant, the principal amount of the UCI Note would be exonerated to the extent of the exercise price paid by UCI (100% of the principal amount of the UCI Note if the UCI Warrant were exercised in full). Claims related to the February 2000 Option Agreement, including but not limited to claims that share issuances to Mr. Mulholland and others violated Inflatables' anti-dilution covenants in the NFI Option Agreement, were settled by Mr. Mulholland's agreement to transfer to NFI 1,250,000 of his personally owned shares through the escrow arrangement. The trust deed on the Ocean Vista Property was amended to secure Mr. Mulholland's and Mr. Ariss' performance under the Settlement Agreement.

         Inflatables was released from any further obligations under the February 2000 Option Agreement, the UCI Note and the UCI Security Agreement (except for exoneration of the principal amount of the UCI Note by exercise of the UCI Warrant as described above) once (1) all settlement implementation documents were executed, (2) the temporary protective order was replaced with a permanent protective order, (3) Mr. Mulholland delivered to the escrow all of his remaining personally owned shares to comply with his obligations under the Settlement Agreement, and (4) the amended second trust deed on the Ocean Vista Property was recorded. All of these events occurred. This release would become void and of no effect if either Inflatables or Paintball voided or prevented any part of the settlement or if either Mr. Mulholland or Mr. Ariss breached or failed to perform any part of the settlement at the behest of Inflatables or Paintball.

         The Settlement Agreement provided that the Plaintiffs would permanently release Mr. Mulholland and Mr. Ariss from all claims by the Plaintiffs once (1) Mr. Mulholland and Mr. Ariss timely performed all of their obligations under the Settlement Agreement and any incorporated agreements, a merger agreement pertaining to the business combination of Inflatables and Paintball, the permanent protective order and the escrow arrangement, without any material breaches or failures to perform during the terms of those agreements and orders, and (2) the Plaintiffs certified to the escrow officer that these conditions have been satisfied and the escrow has been closed.

         Mr. Mulholland and Mr. Ariss executed a confession to judgment against themselves personally, which was held in abeyance pending full performance under the Settlement Agreement, and once the latter occurred, would be voided. Mr. Mulholland bore full personal responsibility for all legal costs and damages of the Plaintiffs.

SETTLEMENT OF THIRD PARTY LAWSUIT AT CLOSING OF INFLATABLES ACQUISITION OF PAINTBALL

         In connection with the closing on May 17, 2002 of Inflatables' acquisition of Paintball Incorporated, shares of Mr. Mulholland's personally-owned Inflatables Common Stock were distributed out of escrow to UCI and NFI in satisfaction of Mr. Mulholland's obligations under the Settlement Agreement as follows:

          o 1,250,000 shares to NFI pursuant to the February 2000 Option Agreement;
          o 48,365 shares to UCI in satisfaction of accrued interest on the UCI Note;
          o 220,000 shares to NFI to reimburse NFI for its legal costs and fees in connection with the Settlement Agreement; and
          o 225,235 shares to UCI to reimburse UCI for its legal costs and fees in connection with the Settlement Agreement.

Also in connection with the closing, UCI exercised the UCI Warrant, and Inflatables issued 1,320,000 shares of Common Stock in satisfaction of its obligations under the UCI Warrant which also exonerated all obligations to pay the principal amount of the UCI Note.

         The remaining 1,245,351 shares of Mr. Mulholland placed in the escrow remained in escrow pending resolution of a legal action brought by Paul D. Copenbarger, dba Copenbarger & Associates ("Copenbarger"), against UCI, NFI, Inflatables, Paintball, William Carroll and Gregg Mulholland. On April 16, 2002 Copenbarger filed a complaint in the Orange County Superior Court of California (the "Copenbarger Action") alleging that he was a judgment creditor of Gregg Mulholland as the result of an action in 2000 in the Orange County Superior Court of California and that Mr. Mulholland owed Copenbarger $47,982.30 as of April 16, 2002. Copenbarger also alleged that (1) Mr. Mulholland had entered into an agreement to exchange his Inflatables common stock for Paintball common stock, (2) Copenbarger had sought unsuccessfully to levy on Mr. Mulholland's shares of Inflatables common stock and (3) Mr. Mulholland's Inflatables common stock was his only asset. (The Company believes that Copenbarger was unaware that the Share Exchange described below under the subheading "--Share Exchange Agreement" had replaced a previously-contemplated but subsequently-abandoned merger in which Inflatables shareholders would have exchanged their Inflatables common stock for Paintball common stock.) Copenbarger sought a judgment for all of Mr. Mulholland's shares in the control of any defendant and sought an injunction against transfer of the shares. Mr. Mulholland entered into a settlement with Copenbarger dated December 12, 2002 in which he agreed to pay Copenbarger $45,000 pursuant to a note secured by a Deed of Trust on the Ocean Vista Property. In connection with this settlement, UCI, NFI, William Carroll, Inflatables and Paintball entered into a Mutual and General Release dated January 6, 2003 with Copenbarger providing for a mutual release of claims and providing that Copenbarger would prepare and file dismissals of the Copenbarger Action upon receipt of Mr. Mulholland's promissory note and the deed of trust. The Copenbarger Action against all defendants was dismissed with prejudice on January 21, 2003, and on February 6, 2003, Copenbarger filed notice of satisfaction of the 2000 claim that formed the basis of the Copenbarger Action. UCI, NFI and William Carroll agreed to release Mr. Mulholland's remaining shares from escrow in exchange for a promissory note in the principal amount of $15,696 to pay their legal costs in connection with the Copenbarger Action. The note is secured by a security interest in Mr. Mulholland's shares that is subordinate to an interest in 875,000 of those shares held by William R. Fairbanks, Red Oak Limited Partnership and Douglas L. Brown described below under the heading " - Inflatables Acquisition of Paintball - Mulholland Guaranty" and "-- Inflatables Acquisition of Paintball - Joint Escrow Agreement."

         The Company believes that the distribution of Mr. Mulholland's shares to NFI and UCI described above, the issuance of shares to UCI pursuant to the UCI Warrant and the resolution of the Copenbarger Action have resolved all claims related to the Lawsuit; however, there can be no assurance to this effect.

INFLATABLES ACQUISITION OF PAINTBALL

         On May 17, 2002, Inflatables acquired Paintball, then known as American Sports Development Group, Inc. and formerly known as National Paintball Supply Company, Inc. For accounting purposes, the transaction was treated as the acquisition of Inflatables by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its Common Stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball (the "Share Exchange") making Paintball a wholly owned subsidiary of the Company.

         Inflatables and Paintball originally intended to structure their business combination as a "reverse-triangular merger" in which a wholly-owned subsidiary of Paintball would be merged into Inflatables making Inflatables a wholly-owned subsidiary of Paintball and in which Inflatables' shareholders would receive shares of Paintball common stock in exchange for their shares of Inflatables common stock (the "Unconsummated Merger"). The Unconsummated Merger was to be accomplished in accordance with a Reorganization Agreement dated October 12, 2000 and subsequently amended on or around January 31, 2001, August 13, 2001 and October 29, 2001. Paintball filed a Registration Statement on Form S-4 (Commission File No. 333-56198) to register its shares to be issued in the Unconsummated Merger, and this registration statement became effective in November 2001. The Unconsummated Merger was expected to close in late 2001 or early 2002 but was "put on hold" as a result of UCI, NFI and William Carroll's lawsuit against Messrs. Mulholland and Ariss described above under "--Third Party Lawsuit Against Gregg Mulholland and David Ariss in their Individual Capacities."

         Set forth below is a summary of the material terms of agreements entered into in connection with the Share Exchange. The texts of the agreements are filed as exhibits to this Annual Report.

         SHARE EXCHANGE AGREEMENT

         The Share Exchange occurred pursuant to a Share Exchange Agreement dated May 16, 2002 and executed on May 17, 2002 (the "Share Exchange Agreement") by and between Inflatables and the three pre-Share Exchange shareholders of Paintball - William R. Fairbanks, Red Oak Limited Partnership and Douglas L. Brown (collectively, the "Old Paintball Shareholders"). William R. Fairbanks and his wife are the general partners of Red Oak Limited Partnership. Prior to the Share Exchange, Mr. Fairbanks directly owned 78.0% of the outstanding common stock of Paintball, Red Oak Limited Partnership directly owned 10.0% and Mr. Brown owned 12.0%. Mr. Fairbanks was the President and Chief Executive Officer, Mr. Brown was the Vice President and Mr. Fairbanks and Mr. Brown were the sole directors of Paintball prior to the Share Exchange.

         The Share Exchange Agreement provided for the issuance of 38,335,014 shares of Inflatables Common Stock to Mr. Fairbanks, 5,897,694 shares to Red Oak Limited Partnership and 4,914,745 shares to Mr. Brown. The Share Exchange Agreement contains a "gross-up" clause that provides that in the event the Old

Paintball Shareholders did not receive shares in the Share Exchange constituting 83% of the aggregate voting power and distributional rights of all Inflatables shareholders on a fully-diluted, post-exchange basis as of the date of the Share Exchange, then Inflatables (now the Company) is required to issue additional shares of Common Stock to them to ensure that they received such 83%. The "gross-up" clause was intended to protect the Old Paintball Shareholders against inaccuracies in Inflatables' capitalization representations in the Share Exchange Agreement that were used to determine the number of Inflatables shares to be issued to Paintball shareholders at closing. Pursuant to this clause, the Company issued an additional 1,142,471 shares to Mr. Fairbanks, 175,765 shares to Red Oak Limited Partnership and 146,471 shares to Mr. Brown after the May 17, 2002 closing of the Share Exchange. The Company believes that it has discovered all inaccuracies in Inflatables' capitalization representations in the Share Exchange Agreement and that no more "gross-up" shares will be issued; however, there can be no assurance to this effect. Inflatables' representations, warranties and covenants survive the closing of the Share Exchange for a period of three years, so if additional inaccuracies in the capitalization representation are discovered on or before May 17, 2005, the Company could be required to issue additional "gross-up" shares to the Old Paintball Shareholders. The "gross-up" clause does not require the Company to issue additional shares to the Old Paintball Shareholders in connection with new securities issuances authorized after closing.

         The Share Exchange Agreement provided for the mutual consensual termination without penalty of the Unconsummated Merger. The Share Exchange Agreement contained a representation and warranty from Inflatables to the Paintball Shareholders that Inflatables' "Total Pro Forma Closing Debt" as defined in the Share Exchange Agreement, would not exceed $400,000 on the date of consummation of the Share Exchange and other representations and warranties customary in business combination agreements. The Share Exchange Agreement requires Inflatables (now the Company) to indemnify, to the maximum extent permitted by applicable law, the Old Paintball Shareholders against losses and liability arising in connection with alleged untrue statements of material fact or material omissions of information concerning Inflatables in any statement and application made to any governmental agency in connection with the transactions contemplated in the Share Exchange Agreement or provided or made to any Old Paintball Shareholder. The Share Exchange Agreement also required the contemporaneous execution and delivery of the Mulholland Employment Agreement, the Mulholland Guaranty, the Joint Escrow Agreement, the Paisley Consulting Agreement and the Shareholders Agreement, each of which is described below.

         MULHOLLAND EMPLOYMENT AGREEMENT

         As required by the Share Exchange Agreement, Inflatables' pre-Share Exchange Chairman, Chief Executive Officer and largest shareholder, Gregg Mulholland, on May 17, 2002 entered into an Employment Agreement dated May 16, 2002 with the Company. See the description in "Management - Employment Agreements - Gregg R. Mulholland" which is incorporated herein by reference.

         MULHOLLAND GUARANTY

         As required by the Share Exchange Agreement, on May 17, 2002, Mr. Mulholland entered into a Guaranty and Indemnification Agreement dated May 16, 2002 with the Old Paintball Shareholders (the "Mulholland Guaranty"). In the Mulholland Guaranty, Mr. Mulholland guaranteed to the Old Paintball Shareholders the full and prompt performance by Inflatables of all of its agreement, covenants and obligations in connection with the Share Exchange Agreement and any related agreement or instrument and the truthfulness, completeness and correctness of all of Inflatables' representations and warranties contained in the Share Exchange Agreement and any related agreement or instrument. Mr.

Mulholland also agreed to indemnify the Old Paintball Shareholders against any breach by Inflatables of any of its representations, warranties, agreement, covenants or obligations in the Share Exchange Agreement or any related agreement or instrument or any breach by Mr. Mulholland of any of his representations, warranties, agreements, covenants or obligations in the Shareholders Agreement described below. To ensure his performance under the guaranty, Mr. Mulholland agreed to place 875,000 of his personally-owned shares of Inflatables Common Stock in escrow pursuant to the Escrow Agreement as described below. Mr. Mulholland also covenanted to exert his best efforts to resolve the Copenbarger Action described above under the subheading "--Settlement of Third Party Lawsuit at Closing of Inflatables Acquisition of Paintball."

         JOINT ESCROW AGREEMENT

         As required by the Share Exchange Agreement, on May 17, 2002, Mr. Mulholland entered into an Escrow Agreement dated May 16, 2002 (the "Joint Escrow Agreement") with the Old Paintball Shareholders, the Plaintiffs in the Lawsuit (see "-- Third Party Lawsuit Against Gregg Mulholland and David Ariss in their Individual Capacities") and the attorneys for Mr. Mulholland, the Old Paintball Shareholders and the Plaintiffs (the "Three Attorneys"). The Joint Escrow Agreement provided for the delivery to the Three Attorneys as escrow agents of all of Mr. Mulholland's Inflatables Common Stock (3,053,984 shares). The Joint Escrow Agreement generally provided for the subsequent distribution of these shares as follows: (i) first shares would be distributed to the Plaintiffs to satisfy Mr. Mulholland's obligations under the Settlement Agreement resolving the Lawsuit, (ii) then 875,000 shares would remain in escrow for at least one year to satisfy Mr. Mulholland's obligations under the Mulholland Guaranty and
(iii) any balance would be returned to Mr. Mulholland. The Company's rights to the 875,000 shares described in clause (ii) above were expressly subordinated by the Joint Escrow Agreement to any order of the court in the Copenbarger Action pertaining to such shares. After the consummation of the Share Exchange, 1,743,600 shares were distributed from escrow to the Plaintiffs in satisfaction of Mr. Mulholland's obligations under the Settlement Agreement (see "-- Settlement of Third Party Lawsuit at Closing of Inflatables' Acquisition of Paintball"). The balance of the escrowed shares (1,245,351 shares) remained in escrow pending resolution of the Copenbarger Action. After the Copenbarger Action was settled, the parties to the Joint Escrow Agreement amended the agreement to (i) remove UCI, NFI, William Carroll and their attorney Meir Westreich from the escrow, (ii) release the escrow rights of UCI, NFI and William Carroll to Mr. Mulholland's shares, (iii) provide for Mr. Mulholland's payment of the legal fees of UCI, NFI and William Carroll incurred in connection with the Copenbarger Action by delivery of a promissory note in the principal amount of $15,696 secured by a security interest in Mr. Mulholland's shares subordinate to the rights of the Old Paintball Shareholders to 875,000 of those shares under the Mulholland Guaranty, and (iv) provide that 875,000 shares of Mr. Mulholland shall continue to secure the Mulholland Guaranty.

          PAISLEY CONSULTING AGREEMENT

          Prior to the consummation of the Share Exchange, Dale Paisley performed certain services for Inflatables commonly performed by a chief financial officer without a written agreement. As required by the Share Exchange Agreement, on May 17, 2002, Mr. Paisley entered into a written Consulting Agreement dated May 16, 2002 (the "Paisley Consulting Agreement") with Inflatables to document the terms of his consulting arrangement with Inflatables. The term of the agreement was from August 9, 2000 until the earlier of consummation of a business combination with Paintball (such as the Share Exchange) or August 9, 2002. The agreement provided that Mr. Paisley would be paid for his services on an hourly basis at a rate of $175.00 per hour (which amounted to $100,000 as of May 13, 2002); however, in the event a business combination was consummated with Paintball before May 31, 2002, Mr. Paisley would receive 175,000 shares of Inflatables Common Stock in lieu of any other compensation. These shares would be restricted shares within the meaning of Rule 144 promulgated under the Securities Act, but Inflatables covenanted to register the resale of the shares as promptly as practical after consummation of the business combination. Because the Share Exchange closed on May 17, 2002, Mr. Paisley was issued 175,000 shares of Common Stock, the resale of which is being registered with the SEC on a Registration Statement on Form SB-2 (Commission File No. 333-101544). The Paisley Consulting Agreement also contained customary expense reimbursement, termination-for-cause and non-disclosure provisions.

         SHAREHOLDERS AGREEMENT

         As required by the Share Exchange Agreement, on May 17, 2002, the pre-Share Exchange Inflatables management (Gregg Mulholland, David Ariss and Jeff Jacobson), the Lawsuit Plaintiffs (see "-- Third Party Lawsuit Against Gregg Mulholland and David Ariss in their Individual Capacities") and certain other Inflatables shareholders (collectively with pre-Share Exchange Inflatables management, the "Inflatables Shareholders") entered into a Shareholders Agreement dated May 16, 2002 (the "Shareholders Agreement") with the Old Paintball Shareholders as an inducement to the Old Paintball Shareholders to enter into the Share Exchange Agreement.

         In the Shareholders Agreement, the Inflatables Shareholders gave the Old Paintball Shareholders certain representations and warranties regarding the Inflatables Shareholders' beneficial ownership of Inflatables securities and outstanding agreements to which the Inflatables Shareholders and Inflatables were parties. The Inflatables Shareholders gave a release of claims intended by the Old Paintball Shareholders to release substantially all claims of the Inflatables Shareholders against Inflatables, Paintball and their affiliated parties arising prior to the date of closing of the Share Exchange except for Inflatables' obligation to issue shares pursuant to the UCI Warrant and Gregg Mulholland's and David Ariss' obligations under the Settlement Agreement. The Shareholders Agreement further provides that the Inflatables Shareholders would assign to the Old Paintball Shareholders any such claims that were not released.

         The Shareholders Agreement provides that at the closing of the Share Exchange, Gregg Mulholland, David Ariss and Jeff Jacobson would resign from all offices they held with Inflatables and cause William R. Fairbanks to be appointed Chairman, President and Chief Executive Officer, Douglas L. Brown to be appointed as Vice President, Mr. Jacobson to be reappointed as Vice President and Chief Operating Officer, and Mr. Fairbanks and Mr. Brown to be appointed the sole directors of Inflatables. At closing Mr. Jacobson waived his right to be reappointed as Vice President and Chief Operating Officer.

         The Shareholders Agreement required Inflatables Shareholders Dylan's Dance Hall, Inc. and TNR Development Corporation to pay the full amounts owed to Inflatables pursuant to notes in the aggregate principal amount of $250,000 that they had made to Inflatables to purchase an aggregate of 1,000,000 shares of Inflatables Common Stock. Dylan's Dance Hall, Inc. made its payment in June 2002. TNR Development Corporation has not made its payment. See "--600,000 Shares Pledged to Secure Promissory Note to Inflatables" below. The Shareholders Agreement also required UCI to exercise the UCI Warrant and accept the 1,320,000 shares subject to the warrant in satisfaction of the principal amount of the UCI Note. Mr. Mulholland agreed to forgive the amount of debts owed to him by Inflatables necessary to reduce Inflatables' Total Pro Forma Closing Debt (as defined in the Share Exchange Agreement) to $400,000. The agreement required the amounts forgiven to be treated as a contribution to Inflatables' capital with respect to Mr. Mulholland's already outstanding Inflatables Common Stock. The total amount of Inflatables' debts to Mr. Mulholland at closing on May 17, 2002 were $418,069 (see "--Loans to Inflatables from Gregg Mulholland" below), and Mr. Mulholland forgave all of these debts pursuant to the requirements of the Shareholders Agreement. On May 16, 2002, the Inflatables board of directors, of which Mr. Mulholland was Chairman, adopted a resolution issuing 653,232 shares of Inflatables common stock to Mr. Mulholland in satisfaction for these debts. The Company believes that Mr. Mulholland mistakenly thought he was to be issued new shares in satisfaction of Inflatables' debts owed to him rather than forgiving these debts as a contribution to capital with respect to his already outstanding shares. Mr. Mulholland has subsequently returned the certificate for these 653,232 shares to the Company, and the certificate has been cancelled and the shares retired; however, Mr. Mulholland has informed the Company that he continues to believe that he is entitled to these shares.

         Each party to the Shareholders Agreement agreed to defend and indemnify Inflatables, Paintball and the other parties and their affiliated parties against losses and obligations arising in connection with the breach by the indemnifying party of any of its representations, warranties or covenants in the Shareholders Agreement.

600,000 SHARES PLEDGED TO SECURE PROMISSORY NOTE TO INFLATABLES

          TNR Development Company ("TNR"), of which Timothy N. Roberts is the principal, has informed the Company that in May 2000, it acquired 210,000 shares and a warrant for 600,000 shares with an exercise price of $0.25 per share from Inflatables in a private placement of units consisting of thirty five (35) shares and a warrant to purchase one hundred (100) shares with an exercise price of $0.25 per share for an aggregate purchase price of $25.00 per unit. The warrant for 600,000 shares with an exercise price of $0.25 per share (the "TNR Warrant Shares") that TNR acquired in the private placement replaced a 600,000 share portion of the million share option with an exercise price of $1.00 per share that NFI acquired under the February 2000 Option Agreement, which option was thereafter null and void. See "--February 2000 Option to National Financial, Inc." above. TNR exercised the warrant on September 20, 2000 by delivery to Inflatables of a Secured Promissory Note dated September 20, 2000, $150,000 in principal amount (the "TNR Note"). The TNR Note was secured by a pledge of the shares purchased with the note.

         TNR is the parent company of Yorba Linda Estates, LLC ("Yorba Linda Estates"). William E. Heldman, an affiliate of UCI and NFI, has informed the Company that he made loans to Yorba Linda Estates in the aggregate principal amount of $600,000 during the period September 1999 to December 2000 and purchased a house from Yorba Linda Estates for $618,000 pursuant to a purchase agreement dated June 13, 2000. This sale is being confirmed in a Chapter 11 bankruptcy proceeding involving Yorba Linda as the debtor. In May 2002 at about the time of Inflatables' acquisition of Paintball, Yorba Linda Estates filed for protection from its creditors under Chapter 11 of the U.S. federal bankruptcy code. On May 7, 2002, TNR, Yorba Linda Estates and Timothy N. Roberts, the principal of TNR entered into a Settlement Memorandum pursuant to which TNR transferred the 600,000 TNR Warrant Shares to William E. Heldman, and Mr. Heldman assumed TNR's obligations under the TNR Note. The Shareholders Agreement required the TNR Note to be paid by June 17, 2002. The Company consented to the assignment of the TNR Warrant Shares and the obligations under the TNR Note to Mr. Heldman and gave Mr. Heldman a 60-day forbearance on his obligation to pay the TNR Note. As of the date hereof, Mr. Heldman has not paid the amount outstanding on the TNR Note, and the TNR Warrant Shares remain pledged to secure the TNR Note. The accrued principal and interest due under the Note was $169,010.96 as of December 31, 2002.

LOANS TO INFLATABLES FROM GREGG MULHOLLAND

         Prior to Inflatables' business combination with Paintball, Gregg Mulholland, then Inflatables' Chairman, Chief Executive Officer and largest shareholder, made loans to Inflatables from his personal funds and permitted his salary to accrue unpaid. These advances were unsecured, payable on demand and did not accrue interest. The Company believes that as of the closing on May 17, 2002, the total accrued and unpaid salary Inflatables owed Mr. Mulholland was $206,250, and the total advances Inflatables owed Mr. Mulholland were $211,819. As described above, the Shareholders Agreement required Mr. Mulholland to forgive the amount of debts owed to him by Inflatables necessary to reduce Inflatables' Total Pro Forma Closing Debt (as defined in the Share Exchange

Agreement) to $400,000 and required the amounts forgiven to be treated as a contribution to Inflatables' capital with respect to Mr. Mulholland's already outstanding Inflatables Common Stock. Prior to closing, Inflatables issued 653,232 shares of its Common Stock to Mr. Mulholland purportedly in satisfaction of the obligations mentioned above. The Company believes these shares were issued out of a misunderstanding of the terms of the Shareholders Agreement. Mr. Mulholland has returned the stock certificate representing these shares to the Company, and the stock certificate has been cancelled and the shares retired; however, Mr. Mulholland has advised the Company that he continues to believe that he is entitled to these shares.

STOCK ISSUANCE TO JEFFREY JACOBSON

         Prior to Inflatables' business combination with Paintball, Gregg Mulholland, Inflatables' Chairman, Chief Executive Officer and largest shareholder made oral promises to Jeffrey Jacobson, President, Chief Operating Officer and a director of Inflatables, that Inflatables would issue Mr. Jacobson 100,000 shares of its Common Stock. The Inflatables board authorized the issuance of these shares to Mr. Jacobson in May 2002 prior to the closing of Inflatables business combination with Paintball.

TRANSACTIONS WITH COMPANIES CONTROLLED BY WILLIAM R. FAIRBANKS

     William R. Fairbanks is the Company's Chairman, President, Chief Executive Officer, Treasurer and majority shareholder. Prior to Inflatables' acquisition of Paintball, he was the President, Chief Executive Officer, majority shareholder and one of two directors of Paintball. Douglas L. Brown is the Company's Vice President and Secretary, one of its two directors and the beneficial owner of approximately 8.1% of the Company's Common Stock. Prior to Inflatables' acquisition of Paintball, he was Paintball's Vice President and Secretary and one of its two directors. Mr. Fairbanks owns 70% and Mr. Brown owns 30% of the equity interests in, and are the sole directors of,
International Management Associates, Inc. ("IMA"). Mr. Fairbanks is the President of IMA, and Mr. Brown is the Vice President and Secretary of IMA. Genesis Trading Corporation ("Genesis") is a wholly-owned subsidiary of IMA. Mr. Fairbanks and Mr. Brown beneficially own 75% and 10%, respectively, of the equity interests in NP Realty Company, LLC ("NPR").

         INTERNATIONAL   MANAGEMENT   ASSOCIATES,   INC.   AND  GENESIS  TRADING
         CORPORATION

         The Company purchases a certain style of an imported paintball gun from Genesis. For the years ended December 31, 2002, 2001 and 2000, purchases of paintball guns from Genesis were $333,862, $419,261 and $491,150, respectively. In addition, the Company sponsors a race car owned by Genesis Racing, a division of IMA. The Company pays expenses of the car in exchange for advertising. This arrangement is pursuant to a verbal agreement and can be cancelled by either party. For the years ended December 31, 2002, 2001 and 2000, advertising expense associated with the race car was $143,686, $248,107 and $674,136, respectively. The balance due from the Company to Genesis at December 31, 2002, 2001 and 2000 was $177,442, $247,577 and $141,643, respectively. Balances bear no interest and are due on demand. The Company believes that the terms of the purchases from Genesis are more favorable to the Company than the terms that the Company would obtain from unaffiliated third parties and that the terms of the racecar sponsorship are comparable to those that could be negotiated with unaffiliated third parties.

         NP REALTY COMPANY, LLC (NPR)

         The Company leases office and warehouse facilities in Greenville, South Carolina from NPR. The lease is classified as an operating lease and provides for minimum rentals of $160,000 per year ($800,000 total) through December 2004. The Company believes that the terms of the lease are comparable to those that the Company could obtain from independent third parties. Advances, primarily for the construction of office and warehouse facilities, were made in the amount of $257,280 for the year ended December 31, 1999. At December 31, 2002, 2001 and 2000, the balance due from NPR was $0, $0 and $222,167, respectively.

LOANS TO COMPANY OFFICERS AND DIRECTORS

         Paintball made interest free loans to William R. Fairbanks, the President, Chief Executive Officer and Treasurer and majority shareholder and a director of the Company, the average outstanding principal balances of which were $33,333, $82,083 and $21,250, respectively, in 2000, 2001 and 2002. All of these loans were payable on demand. As required by Section 402 of the Sarbanes-Oxley Act of 2002, the Company and its subsidiaries have ceased making loans to its directors and executive officers.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

2.1.1     Reorganization   Agreement  dated   October  12,   2000 by and   among
          National Paintball Supply Company, Inc. (now known as Paintball Incorporated) and American Inflatables, Inc. (now known as American Sports Development Group, Inc.): Incorporated by reference to Exhibit
          2.1 to Amendment No. 5 filed with the Commission on November 6, 2001 to the Registration Statement on Form S-4 of National Paintball Supply Company, Inc. filed with the Commission on February 26, 2001 (Commission File No. 333-56198) (the "Paintball S-4").
2.1.2 Amendment No. 1 to Reorganization Agreement entered into as of January 31, 2001: Incorporated by reference to Exhibit 2.1 to the Paintball S-4.
2.1.3 Amendment No. 2 to Reorganization Agreement, entered into as of August 13, 2001: Incorporated by reference to Exhibit 2.1 to the Paintball S-4.
2.1.4 Amendment No. 3 to Reorganization Agreement, entered into as of October 29, 2001: Incorporated by reference to Exhibit 2.1 to the Paintball S-4.
2.2.1 Stock Purchase Agreement dated May 16, 2002 by and between the Shareholders of American Sports Development Group, Inc. (f/k/a National Paintball Supply Co., Inc. and n/k/a Paintball Incorporated) and American Inflatables, Inc. (n/k/a American Sports Development Group, Inc.): Incorporated by reference to Exhibit 2.1.1 to the Company's Current Report on Form 8-K dated May 17, 2002 filed with the Commission on June 3, 2002 (Commission File No. 0-26943) (the "May 17, 2002 8-K").
2.2.2 Guaranty and Indemnification Agreement of Gregg R. Mulholland dated May 16, 2002: Incorporated by reference to Exhibit 2.1.2 to the May 17, 2002 8-K.
2.2.3 Escrow Agreement dated May 16, 2002 by and among William R. Fairbanks, Red Oak Limited Partnership, Douglas A. Brown, Gregg R. Mulholland, Robert B. Beauchamp, Universal Consultants, Inc., National Financial, Inc., William Carroll, Meir J. Westreich, and Douglas R.
          Holmes: Incorporated by reference to Exhibit 2.1.3 to the May 17, 2002 8-K.
3.1.1     Amended and Restated Certificate of Incorporation of the Company:
          Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10SB of the Company filed with the Commission on August 4, 1999 (Commission File No. 000-26943) (the "Form 10SB").
3.1.2 Certificate of Ownership and Merger of Wholly-Owned Subsidiary Pursuant to Section 253 of the Delaware General Corporate Law dated June 18, 2002 (providing for merger of American Sports Development Group, Inc., a Delaware corporation, with and into American

          Inflatables, Inc., a Delaware corporation, with American Inflatables, Inc. as the surviving corporation but with the name "American Sports Development Group, Inc."): Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8 filed with the Commission on September 30, 2002 (Commission File No. 333-100192).
3.2 Bylaws of the Company: Incorporated by reference to Exhibit 3.2 to the Form SB10.
4.1       Specimen of  Common  Stock  Certificate:  Incorporated by reference to
          Exhibit 4.1 to the Form SB10.
4.2 Stock Subscription Agreement dated October 1, 2002 by and between the Company and Yvonne Hines: Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Commission on November 6, 2002 (Commission File No. 000-26943) (the "September 30, 2002 10-QSB").
4.3 Stock Subscription Agreement dated October 3, 2002 by and between the Company and Bill Heldman: Incorporated by reference to Exhibit 4.3 to the September 30, 2002 10-QSB.
4.4 Stock Subscription Agreement dated November 21, 2002 by and between the Company and Theodore Richard Neil Gellert: Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form SB-2 filed with the Commission on November 27, 2002 (Commission File No. 333-101544) (the "SB-2")
4.5 Stock Subscription Agreement dated November 21, 2002 by and between the Company and Larry Cossio and Marcella Cossio: Incorporated by reference to Exhibit 4.5 to the SB-2.
4.6       American Inflatables, Inc. Shareholder Agreement dated May 16, 2002:
          Incorporated by Reference to Exhibit 4.2 to the May 17, 2002 8-K.
4.7       See Exhibits 3.1.1, 3.1.2 and 3.2 above.
10.1.1 Promissory Note dated October 30, 2002 by Paintball Incorporated to SouthTrust Bank in the principal amount of $1,327,813.38 (expired):
          Incorporated by reference to Exhibit 10.1.1 to the SB-2.
10.1.2 Promissory Note dated December 30, 2002 by Paintball Incorporated to SouthTrust Bank in the principal amount of $1,327,813.38.
10.1.3    Guaranty of William R. Fairbanks.
10.1.4    Guaranty of Douglas L. Brown.
10.2 Employment Agreement dated May 16, 2002 by and between American Inflatables, Inc. and Gregg R. Mulholland: Incorporated by reference to Exhibit 10.2 to the May 17, 2002 8-K.
10.3 Option Agreement between Gregg Mulholland and National Financial, Inc. dated February 20, 2000: Incorporated by reference to Exhibit 10.3 to
          Amendment No. 1 filed  with  the  Commission  on May  9, 2002 to   the
          Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-26943) (the "2001 10-KSB/A").
10.4      Note Payable to Universal  Consultants,  Inc. dated December 12, 2000:
          Incorporated by reference to Exhibit 10.4 to the 2001 10-KSB/A.
10.5 Warrant to purchase 1,320,000 shares issued to Universal Consultants, Inc. dated December 20, 2000: Incorporated by reference to Exhibit
          10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.
10.6      Guarantee of Note  Payable to Universal  Consultants,  Inc. by   Gregg
          Mulholland  dated  December 12, 2000:  Incorporated  by  reference  to
          Exhibit 10.6 to the 2001 10-KSB/A.
10.7      Security   Agreement   dated   December  12,  2000   between  American
          Inflatables, Inc. and Universal Consultants, Inc.: Incorporated by Reference to Exhibit 10.10 to the 2001 10-KSB/A filed May 9, 2002.
10.8      Note receivable from TNR Development Company dated September 20, 2000:
          Incorporated by reference to Exhibit 10.7 to the 2001 10-KSB/A.

10.9 Security Agreement from TNR Development Company dated September 20, 2000: Incorporated by reference to Exhibit 10.8 to the 2001 10-KSB/A.
10.10     Note  receivable  from Dylan's  Dancehall,  Inc. dated   September 20,
          2000:  Incorporated by reference to Exhibit 10.9 to the 2001 10-KSB/A.
10.11 Security Agreement from Dylan's Dancehall, Inc. dated September 20, 2000: Incorporated by reference to Exhibit 10.11 to the 2001 10-KSB/A.
10.12     Settlement Agreement between Gregg Mulholland,  American  Inflatables,
          Inc., National Financial,  Inc.,   William   Carroll,  and   Universal
          Consultants Inc. dated December 31, 2000: Incorporated by reference to
          Exhibit 10.12 to the 2001 10-KSB/A.
10.13 2002 Stock Option Plan adopted by the Company's Board of Directors on October 9, 2002: Incorporated by reference to Exhibit 10.13 to the September 30, 2002 10-QSB.
10.14 Project Work Agreement dated May 27, 2002 by and between Tatum CFO partners, LLP and the Company: Incorporated by reference to Exhibit
          10.14 to the September 30, 2002 10-QSB.
10.15     Paintball Profit Sharing  Plan:  Incorporated  by reference to Exhibit
          10.1 to the  Paintball  S-4 (included in the initial filing).
10.16 May 16, 2002 Consulting Agreement with Mr. Paisley: Incorporated by Reference to Exhibit 10.13 to the May 17, 2002 8-K.
10.17 Employment Agreement dated May 16, 2002 by and between American Inflatables, Inc. and Jeffrey Jacobson.
10.18 Business Consulting Agreement dated December 24, 2002, by and between the Company and Basic Investors Inc.
10.19     See Exhibits 4.2 through 4.6 above.
21.1      Subsidiaries of the Company.
99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.3 Sales of Unregistered Securities by American Inflatables, Inc. Prior
                                to May 17, 2002.

(b) Reports on Form 8-K

Form 8-K dated December 18, 2002 and filed with the Commission on December 20, 2002 and Form 8-K/A filed on January 3, 2003 reporting a change in the Company's certifying accountant under Item 4.

ITEM 14.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including William R. Fairbanks, the Company's Chief Executive Officer, and William B. Kearney, a consultant performing certain duties commonly performed by a Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, Mr. Fairbanks and Mr. Kearney have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   SIGNATURES

          In accordance with Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN SPORTS DEVELOPMENT GROUP, INC.

Date: April 15, 2003      By: /s/ William R. Fairbanks
                              ------------------------------------------------
                              William R. Fairbanks
                              President and Chief Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME & SIGNATURE                                              TITLE                             DATE


/s/ William R. Fairbanks                        Director, Chairman, President &             April 15, 2003
---------------------------------------         Chief Executive Officer & Treasurer
William R. Fairbanks


/s/ Douglas L. Brown                            Director, Vice President,                   April 15, 2003
---------------------------------------         Secretary
Douglas L. Brown


/s/ William B. Kearney                          Consultant performing services              April 15, 2003
---------------------------------------         commonly performed by a
William B. Kearney                              Chief Financial Officer




                                 CERTIFICATIONS

I, William R. Fairbanks, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Sports Development Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003              By: /s/ William R. Fairbanks
                                      ---------------------------------------
                                      William R. Fairbanks
                                      President and Chief Executive Officer

I, William B. Kearney, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Sports Development Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003            By: /s/ William B. Kearney
                                    ---------------------------------------
                                    William B. Kearney
                                    Consultant  performing
                                    services commonly
                                    performed by a Chief Financial Officer