Form 10KSB/A
period 2001-12-31
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2003-04-25
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 2


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-26943

                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                        F/K/A AMERICAN INFLATABLES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             95-4847818
       -------------------------------             ------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

      155 Verdin Road, Greenville, SC                    29607
   ----------------------------------------            ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  864-672-2734

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

The Registrant's revenue for the year ended December 31, 2001 was $1,189,400.

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Item 7 set forth below replaces in its entirety Item 7 set forth in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission (the "Commission") on May 9, 2002. The only change to Item 7 set forth in the Company's Annual Report on Form 10-KSB/A filed with the Commission on May 9, 2002 is the addition of the Report of Siegel, Smith & Garber LLP set forth on page F-3 below.

Item 14 set forth below and the exhibits listed therein and included herewith replace in their entirety Item 14 and the exhibits listed therein and included therewith in the Company's Annual Report on Form 10-KSB/A filed with Commission on May 9, 2002. The only change to the exhibits is that the exhibits included herewith include conformed signatures that were omitted from the exhibits in the previous filing.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                            AMERICAN INFLATABLES, INC.
                                               Financial Statements
                                                 Table of Contents

                                                                                                         Page
                                                                                                        ------
Independent Auditors' Reports                                                                             F-2

FINANCIAL STATEMENTS:

         Balance Sheets as of December 31, 2001 and 2000                                                  F-4

         Statements of Operations for the years ended
         December 31, 2001 and 2000                                                                       F-5

         Statements of Stockholders' Equity (Deficit) for the years
         ended December 31, 2001 and 2000                                                                 F-6

         Statements of Cash Flows for the years ended December 31, 2001
         and 2000                                                                                         F-8

         Notes to Financial Statements                                                                    F-9


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


                               /s/ Siegel, Smith & Garber LLP
Siegel, Smith & Garber LLP
Solana Beach, California
April 25, 2001


                                            AMERICAN INFLATABLES, INC.
                                                  BALANCE SHEETS

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                      2001                2000
                                                                                ----------------   -----------------
        ASSETS
Current assets
   Cash                                                                         $             -    $          3,900
   Inventory                                                                             27,855              10,800
   Prepaid expenses                                                                      62,370              50,400
                                                                                ----------------   -----------------
      Total current assets                                                               90,225              65,100

   Property and equipment, net of accumulated
     depreciation of $81,044 and $52,100                                                 81,547             110,500

   Other assets                                                                           6,646              13,400
                                                                                ----------------   -----------------

TOTAL ASSETS                                                                    $       178,418    $        189,000
                                                                                ================   =================

       LIABILITIES AND STOCKHOLDERS' DEFICT
Current liabilities
   Cash overdraft                                                               $         4,792    $              -
   Note payable                                                                         330,000             330,000
   Payroll taxes payable                                                                297,446             162,300
   Sales tax payable                                                                      8,363                   -
   Accrued salary - stockholder                                                         150,000                   -
   Accounts payable and accrued expenses                                                233,472              83,800
   Advance from stockholder                                                             250,865              43,600
   Customer deposits                                                                     87,255                   -
                                                                                ----------------   -----------------
      Total current liabilities                                                       1,362,193             619,700
                                                                                ----------------   -----------------

Commitments and Contingencies                                                                 -                   -

Stockholders' deficit
   Preferred stock, $0.001 par value; 100,000 shares authorized;
    no shares issued and outstanding                                                          -                   -
   Common stock, $0.01 par value; 20,000,000 shares authorized;
    8,746,346 and 8,594,798 shares issued and outstanding                                87,463              85,948
   Additional paid-in capital                                                         3,193,749           3,154,152
   Notes receivable for common stock                                                 (  250,000)         (  250,000)
   Accumulated deficit                                                               (4,214,987)         (3,420,800)
                                                                                ----------------   -----------------
      Total stockholders' deficit                                                    (1,183,775)         (  430,700)
                                                                                ----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $       178,418    $        189,000
                                                                                ================   =================


      The accompanying notes are an integral part of these financial statements.


                                            AMERICAN INFLATABLES, INC.
                                             STATEMENTS OF OPERATIONS

                                                                                    For the Year Ending
                                                                                       December 31,
                                                                           ------------------------------------
                                                                                  2001               2000
                                                                           -----------------   ----------------

Sales                                                                      $      1,181,028     $    1,478,300

Cost of sales                                                                       653,365            956,500
                                                                           -----------------   ----------------

Gross profit                                                                        527,663            521,800
                                                                           -----------------   ----------------

Selling expense                                                                     569,219            736,700
General and administrative expense                                                  690,194          2,054,000
                                                                           -----------------   ----------------
                                                                                  1,259,413          2,790,700
                                                                           -----------------   ----------------

Loss from operations                                                               (731,750)        (2,268,900)

Interest expense                                                                     62,437            347,100
                                                                           -----------------   ----------------

Net loss                                                                   $       (794,187)    $   (2,616,000)
                                                                           =================   ================

Net loss per share - basic and diluted                                     $       (   0.09)    $      (  0.42)
                                                                           =================   ================

Weighted average shares outstanding                                               8,670,572          6,183,928
                                                                           =================   ================

      The accompanying notes are an integral part of these financial statements.


                                            AMERICAN INFLATABLES, INC.
                                        STATEMENT OF STOCKHOLDERS' DEFICIT


                                              Common Stock               Additional
                                     -------------------------------      Paid-in           Note          Accumulated
                                        Shares           Amount           Capital        Receivable         Deficit        Total
                                     -------------  --------------   ---------------  --------------  ---------------  -------------

Balance, January 1, 2000                4,568,421   $    45,684    $    213,316       $       -       $   ( 804,800)   $ (  545,800)

Shares issued for convertible
  convertible debt                        327,000         3,270         323,730               -                  -          327,000

Shares issued for accrued
  salary                                1,053,984        10,540         399,460               -                  -          410,000

Shares issued in cancellation
  of debt                                 116,425         1,164          75,236               -                  -           76,400

Shares issued for services                757,000         7,570         972,930               -                  -          980,500

Shares and warrants issued
  for cash                                350,000         3,500         246,500               -                  -          250,000

Shares issued upon exercise of
  warrants for note receivable          1,000,000        10,000         240,000         (250,000)                -                -

Shares issued for cash                    132,500         1,325         131,175               -                  -          132,500



Shares issued for directors' fees          50,000           500          76,200               -                  -           76,700

Shares issued to officer for
  salary and bonus                        120,000         1,200         101,800               -                  -          103,000

Conversion benefit of
  notes payable                                 -             -         330,000               -                  -          330,000

Shares issued for cash                    119,468         1,195          43,805               -                  -           45,000

Net loss                                        -             -               -               -         (2,616,000 )     (2,616,000)
                                     -------------  ------------   -------------  --------------  -----------------  ---------------

Balance, December 31, 2000              8,594,798        85,948       3,154,152        (250,000 )       (3,420,800 )    (   430,700)

Shares issued for cash                    151,548         1,515          39,597               -                  -           41,112



Net loss                                        -             -               -               -        (   794,187 )    (   794,187)
                                     -------------  ------------   -------------  --------------  -----------------  ---------------

Balance, December 31, 2001              8,746,346   $    87,463    $  3,193,749   $    (250,000 ) $     (4,214,987 ) $   (1,183,775)
                                     =============  ============   =============  ==============  =================  ===============

The accompanying notes are an integral part of these financial statements.


                                            AMERICAN INFLATABLES, INC.
                                             STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31,

                                                                                               2001             2000
                                                                                        ----------------- ----------------
Cash flows from operating activities:
   Net loss                                                                              $      (794,187)  $   (2,616,000)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                                             28,953           23,800
        Stock-based compensation                                                                       -        1,650,600
        Beneficial conversion feature                                                                  -          330,000
   Changes in assets and liabilities:
        Inventory                                                                              (  17,055)          48,800
        Prepaid expenses                                                                       (  11,970)           2,900
        Other assets                                                                               6,754      (     6,400)
        Payroll taxes payable                                                                    135,146      (   127,200)
        Sales tax payable                                                                          8,363                -
        Accrued salary - stockholders                                                            150,000                -
        Accounts payable and accrued expenses                                                    149,672      (    78,200)
        Customer deposits                                                                         87,255                -
                                                                                        ----------------- ----------------
Net cash used in operating activities                                                           (257,069)     (   771,700)
                                                                                        ----------------- ----------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                            -      (    26,400)
                                                                                        ----------------- ----------------

Cash flows from financing activities:
   Cash overdraft                                                                                  4,792                -
   Sale of common stock                                                                           41,112          427,500
   Proceeds from notes payable                                                                         -          330,000
   Advances from stockholder                                                                     207,265           43,600
                                                                                        ----------------- ----------------
Net cash provided by financing activities                                                        253,169          801,100
                                                                                        ----------------- ----------------

Net (decrease) increase in cash                                                                 (  3,900)           3,000

Cash - January 1                                                                                   3,900              900
                                                                                        ----------------- ----------------

Cash - December 31                                                                       $             -   $        3,900
                                                                                        ================= ================

Cash payments for:
   Income taxes                                                                          $             -   $            -
                                                                                        ================= ================
   Interest                                                                              $             -   $            -
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

               Cash and Cash Equivalents
               The Company considers all cash balances and highly liquid investments having original maturities of three months or less to be cash equivalents.

               Accounts Receivable
               The Company sells virtually all its products COD or prepaid.

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

NOTE 2 -     INVENTORY

               Inventory   as  of  December   31,   2001  and  2000,   by  major
               classification, was as follows:

                                                       2001             2000
                                                     --------         --------
                     Work in process             $       1,818        $     -
                     Raw materials                      26,037           10,800
                                                 -------------        ---------
                                                 $      27,855        $  10,800
                                                 =============        =========

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

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 4 -      PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is summarized as follows at December 31:

                                                                  2001              2000
                                                                --------         ---------
                  Machinery                                  $     29,633      $     29,600
                  Leasehold improvements                           74,287            74,300
                  Computer and software                            19,468            19,500
                  Furniture and fixtures                           10,528            10,500
                  Trade show blimps                                28,675            28,700
                                                             ------------      ------------
                                                                  162,591           162,600
                  Less: Accumulated Depreciation               (   81,044)      (    52,100)
                                                             ------------      ------------
                  Property and Equipment, net                $     81,547       $   110,500
                                                             ============      ============

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

NOTE 7 -      RELATED PARTY TRANSACTIONS

               As of December 31, 2001 and 2000, the Company owed the Company's principal stockholder (and president) $250,865 and $43,600. The stockholder advanced these funds throughout the year to meet working capital needs of the Company. These advances are due on demand and are unsecured. Additionally, the Company has not accrued interest on these advances as the stockholder has waived any demand for such interest

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 7 -      RELATED PARTY TRANSACTIONS (Continued)

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

               Shares issued to officers, directors and consultants during the year ended December 31, 2000 is as follows:

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8 -      COMMON STOCK (Continued)

                                                                         Number        Value per
                  Description of Shares                                of Shares          Value                  Value
                                                                       ---------       ----------                -----
                  Officer and director                                    70,000       $ 0.375 (1)             $ 26,300
                  Officer and director                                    50,000         1.534 (1)               76,700
                  Director                                                50,000         1.534 (1)               76,700
                  Officer and director                                 1,053,984         0.389 (1)              410,000
                  Investor relations services                            175,000         1.000 (3)              175,000
                  Merger and acquisition services                        400,000         1.750 (2)              700,000
                  Legal services                                          30,000         1.200 (2)               36,000
                  Accounting services                                     15,000         1.200 (2)               18,000
                  Accounting services                                     37,000         0.678 (3)               25,100
                  Financial consulting services                          100,000         0.200 (3)               26,000

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

NOTE 9 -      WARRANTS AND OPTIONS

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



NOTE 9 -      WARRANTS AND OPTIONS (Continued)

               The resulting value of the warrants was greater than the total proceeds and, therefore, the warrants are recorded at face value of the related note payable. As the warrants can be exercised immediately, the resulting debt discount of $330,000 has been recorded as interest expense during the year ended December 31, 2000.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

               Employment Agreements
               The Company has entered into an employment agreement with its president, expiring January 20, 2005. The agreement provides for an annual salary of $150,000, plus 5% of sales in excess of $1.5 million.

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

               Insurance
               The Company maintained no insurance coverage during 2001. The Company has secured a workers compensation insurance policy during 2002.

               Lease Commitments
               The Company occupies its premises pursuant to leases expiring May 31, 2002. The total monthly rental is $6,515.

               Settlement Agreement
               The Company's president (Gregg Mulholland) and the holder of the promissory note described in Note 5 have reached a settlement agreement. Mr. Mulholland will secure the payment of the note and interest with all of his personal shares, which will be held in escrow until paid. The holder will retain the right to exercise the warrant issued in connection with the note, and if it exercises the warrant, the principal amount of the note will be reduced by the amount of the exercise price to be paid (100% of the principal amount of the note if the warrant is exercised in full).

                           AMERICAN INFLATABLES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

               Settlement Agreement (continued)
               The Company is being released of any obligation for the accrued interest on the note, which will be paid by Mr. Mulholland, and if the holder does not exercise the warrant, the Company will be released of any obligation for the principal amount of the note, which will also be paid by Mr. Mulholland. The settlement also provides for the security interest in the Company's property to be released, effective when Mr. Mulholland's shares have been delivered to the escrow.

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

               Settlement Agreement (continued)
               the Option Agreement and Ocean Vista Property claims and (2) the balance of the settlement and close of the escrow has been completed, including final and completed distribution of the shares between the parties and Mulholland in accordance with the settlement agreement. Pending full performance, Mr. Mulholland and Mr. Ariss will also execute a confession to judgment against themselves personally, which will be held in abeyance pending full performance under the settlement, and once the latter occurs, will be voided.

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



NOTE 12 -    BUSINESS COMBINATION

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

     ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         Exhibit                  Description

         2.2          Reorganization Agreement among NATIONAL PAINTBALL SUPPLY CO., INC. and AMERICAN INFLATABLES,
                      INC., entered into October 12, 2000:  Incorporated by reference to Exhibit 2.2 to the
                      Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the
                      Securities and Exchange Commission on April 27, 2001 (the "2000 10-KSB").
         2.3          Amendment No. 1 to Reorganization Agreement, entered into as of January 31, 2001:
                      Incorporated by reference to Exhibit 2.3 of the 2000 10-KSB.
         2.4          Amendment No. 2 to Reorganization Agreement, entered into as of August 13, 2001.
         2.5          Amendment No. 3 to Reorganization Agreement, entered into as of October 29, 2001.
         3.1          Amended and Restated Certificate of Incorporation of the Company:  Incorporated by reference to Exhibit 3.1 to the Company's Form 10-SB12G filed with the Securities and Exchange
                      Commission on August 4, 1999 (the "Form 10-SB").
         3.2          Bylaws of the Company:  Incorporated by reference to Exhibit 3.2 to the Form 10-SB.
         4.1          Specimen of Common Stock Certificate:  Incorporated by reference to Exhibit 4.1 of the Form
                      10-SB.
         10.2         Employment Agreement between American Inflatables, Inc. and Gregg  Mulholland.
         10.3         Option Agreement between Gregg Mulholland and National Financial, Inc. dated February 20,
                      2000.
         10.4         Note Payable to Universal Consultants, Inc. dated December 12, 2000.
         10.5         Warrant to purchase 1,320,000 shares issued to Universal Consultants, Inc. dated December 20,
                      2000.*
         10.6         Guarantee of Note Payable to Universal Consultants, Inc. by Gregg Mulholland dated December
                      12, 2000.
         10.7         Note receivable from TNR Development Company dated September 20,2000.
         10.8         Security Agreement from TNR Development Company dated September 20, 2000.
         10.9         Note receivable from Dylan's Dancehall, Inc. dated September 20,2000.
         10.10        Security Agreement between American Inflatables, Inc. and Universal Consultants, Inc. dated
                      December 12, 2000.
         10.11        Security Agreement from Dylan's Dancehall, Inc. dated September 20, 2000.
         10.12        Settlement Agreement between Gregg Mulholland, American Inflatables, Inc., National
                      Financial, Inc., William Carroll, and Universal Consultants Inc. dated December 31, 2000.
         23.1         Consent of Siegel, Smith & Garber, LLP.:  Incorporated by reference to Item 7 of this Annual
                      Report.
         23.2         Consent of Merdinger, Fruchter, Rosen & Corso, P.C.*

         *    Previously filed with initial filing of this Annual Report.

          (b)     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN SPORTS DEVELOPMENT GROUP, INC.

Date:  April 25, 2003            By:      /s/ William F. Fairbanks
       -------------------                ------------------------------
                                          William R. Fairbanks
                                          President & Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                                                  Date

/s/ William R. Fairbanks                  Chairman of the Board,                      April 25, 2003
William R. Fairbanks                      President & Chief
                                          Executive Officer


/s/ Douglas L. Brown                      Director                                    April 25, 2003
Douglas L. Brown



/s/ William B. Kearney                    Consultant performing                       April 25, 2003
William B. Kearney                        commonly performed by a
                                          Chief Financial Officer

