Form 10QSB
period 2003-03-31
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2003-05-21
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

   [ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ___________


                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        Commission File Number 0 - 26943


            Delaware                                       95-4847818
            --------                                       -----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

155 Verdin Road, Greenville, SC                               29607
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 864-672-2734



         (Former Name and Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2003 there were 64,100,099 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

                      AMERICAN SPORTS DEVELOPMENT GROUP, INC.

                                      INDEX

                                                                      Page No.

PART  I. FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited):

        Consolidated Balance Sheet at March 31, 2003 and
        December 31, 2002                                               3 - 4

        Consolidated Statements of Income for the Three Months
        Ended March 31, 2003 and March 31, 2002                             5

        Consolidated Statement of Cash Flows for the Three
        Months Ended March 31, 2003 and March 31, 2002                  6 - 7

        Consolidated Statement of Stockholders' Equity at
        March 31, 2003                                                      8

        Notes to Consolidated Financial Statements                          9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and results of Operations                            14

   Item 3. Controls and Procedures                                         19


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                              19

   Item 5.  Other Information                                              21

   Item 6.  Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                 22

CERTIFICATIONS                                                             23

Part I.  Financial Information

Item 1.  Financial Statements


             AMERICAN SPORTS DEVELOPMENT GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                 March 31,      December 31,
                                                                   2003            2002
                                                               -----------     -------------
                                                                (unaudited)
                         ASSETS (all collateralized)
Current Assets:
Cash and cash equivalents                                      $    97,602    $   332,101
Accounts receivable                                              1,451,668      1,561,741
Other receivables- employees                                        29,326         35,501
Recoverable income taxes                                                 -          8,131
Prepaid and other current assets                                    63,783         51,829
Inventory                                                        1,827,928      1,929,317
                                                               -----------     ----------
Total Current Assets                                             3,470,307      3,918,620


Property and Equipment-net of accumulated depreciation
  and amoritzation of $846,684 and $631,178, respectively          443,090        469,994
Goodwill, net of accumulated amortization of $69,952 at
  March 31, 2003 and December 31, 2002                           1,637,580      1,637,580
Other intangibles,net of accumulated amortization of
  $114,438 and $25,350, respectively                               428,962       450,637

Other assets                                                        56,874         56,852
                                                               -----------     ----------
                                TOTAL ASSETS                   $ 6,036,813    $ 6,533,683
                                                               ===========    ===========


See accompanying notes to consolidated financial statements.


            AMERICAN SPORTS DEVELOPMENT GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS, continued



                                                                 March 31,      December 31,
                                                                   2003            2002
                                                               -----------     -------------
                                                                (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Promissory Note                                           $ 1,454,594    $ 1,430,940
Accounts payable and accrued expenses                            3,604,302      3,603,540
Due to affiliate                                                   258,456        177,442
Notes payable-current portion                                       80,516        150,452
                                                               -----------     ----------

Total Current Liabilities                                        5,397,868      5,362,374

Notes payable,less current portion                                  15,045         18,151
                                                               -----------     ----------
                              TOTAL LIABILITIES                  5,412,913      5,380,525

Commitments and Contingencies                                            -              -

                            STOCKHOLDERS' EQUITY

Preferred stock-0 par value , authorized 20,000,000 shares,              -              -
Common Stock - $.001 par value,  authorized 100,000,000
shares, 64,100.098 shares and 5,948,295 shares
issued and outstanding at March 31, 2003 and
December 31, 2002, respectively                                     64,100         64,100
Additional Paid-In Capital                                       2,603,221      2,603,221
Note receivable - common stock subscription                       (149,999)      (149,999)
Deficit                                                         (1,893,422)    (1,364,164)
                                                               -----------     -----------
Total Stockholders' Equity                                         623,900      1,153,158
                                                               -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 6,036,813    $ 6,533,683
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

            AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                     2003             2002
                                                     ----             ----
                                                           (unaudited)
                                                            -----------

Net sales                                       $ 2,448,356      $ 6,036,136
Cost of sales                                     1,810,001        4,813,291
                                                -----------      -----------
Gross profit                                        638,355        1,222,845


Selling, general and administrative expenses      1,144,269        1,175,380


Loss from operations                               (505,914)          47,465

Other income (expense):
  Interest expense, net                             (23,344)         (19,522)
  Other income, net                                       -            8,053
                                                -----------      -----------
                                                    (23,344)         (11,469)


Loss before income taxes                           (529,258)          35,996

Income tax expense                                        -           13,888

Net loss                                        $  (529,258)     $    22,108
                                                ===========      ===========
Net loss per common share
  Basic and diluted                             $     (0.01)     $         -
                                                ===========      ===========

Weighted average shares outstanding              64,100,099        5,948,295
                                                ===========      ===========

See accompanying notes to consolidated financial statements.

            AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE QUARTERS ENDED MARCH 31,

                                                          2003                 2002
                                                          ----                 ----
                                                                 (unaudited)
                                                                 -----------
Cash flows from operating activities:
Net (loss)/income                                    $   (529,258)        $   22,108
Adjustments to reconcile Net loss to net
 cash provided by (used for) operating activities:
Depreciation and amortization                              51,600             75,260
Bad debt expense                                            4,770              2,651
Decrease in accounts receivable                           105,303            155,397
Decrease in other receivables                              14,306              3,333
Decrease/(increase) decrease in inventory                 101,389           (220,364)
(Increase)/decrease in prepaid expenses                   (11,975)           126,700
Decrease in due from affiliates                            10,554                  -
Decrease in accounts payable and accrued expenses          24,086                762
Decrease in due to affiliate                               11,252             81,014
                                                      -----------         ----------
Total cash (used for) provided by operating
activities                                               (158,429)            187,317
                                                      -----------         ----------
Cash flows from investing activities:
Purchase of property and equipment                       (26,682)                  -
Acquisition of domain name                                                   (10,500)
Decrease in notes receivable                                                  30,000
                                                      -----------         ----------
Total cash (used for) provided bv investing
activities                                                (26,682)            19,500
                                                      -----------         ----------
Cash flows from financing activities:
Proceeds under bank line of credit                         23,654          2,132,000
Payments under bank line of credit                                        (2,172,000)
Repayment of notes payable                                (73,042)          (110,417)
                                                      -----------         ----------
Total cash used for financing activities                  (49,388)          (150,417)
                                                      -----------         ----------
Net (decrease)/increase in cash and cash
equivalents                                              (234,499)            56,400

Cash and cash equivalents - beginning of period           332,101            304,239
                                                      -----------         ----------
Cash and cash equivalents - end of period            $     97,602       $    360,639
                                                     ============       ============

See accompanying notes to consolidated financial statements.

            AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS, continued
                        FOR THE QUARTERS ENDED MARCH 31,


                                                          2003                 2002
                                                          ----                 ----
                                                                 (unaudited)
                                                                 -----------
Supplemental disclosure of cash flow information:

Cash paid during period for:
Interest                                                 $ 23,344          $  19,926

Income taxes                                             $      -          $       -




See accompanying notes to consolidated financial statements

                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2003


                                             Common Stock    Additional                                    Total
                                       ------------------    Paid - In       Note        Retained      Stockholders'
                                       Shares      Amount     Capital     Receivable      Earnings        Equity
                                     -------------------------------------------------------------------------------
Balance at December 31, 2002         64,100,098   $ 64,100   $ 2,603,221   $ (149,999)   $(1,364,164)   $ 1,153,158

Net loss for the quarter ended
March 31, 2003                                                                              (529,258)      (529,258)



                                    ================================================================================
Balance at March 31, 2003            64,100,098   $ 64,100   $ 2,603,221   $ (149,999)   $(1,893,422)     $ 623,900
                                    ================================================================================


See accompanying notes to consolidated financial statements

                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements include the accounts of American Sports Development Group, Inc., a Delaware corporation (the "Company") and its wholly owned subsidiaries. For accounting purposes, the Company is the successor to Paintball Incorporated, a South Carolina corporation formerly known as "American Sports Development Group, Inc." and "National Paintball Supply Company, Inc." On May 17, 2002, American Inflatables, Inc., a Delaware corporation, issued stock constituting a majority of its post-issuance shares outstanding in exchange for all of the outstanding shares of Paintball Incorporated, and the former shareholders of Paintball Incorporated became the controlling shareholders of American Inflatables, Inc. For periods and dates prior to May 17, 2002, the accompanying financial statements reflect the results of operations and financial condition only of Paintball Incorporated and its wholly owned subsidiaries. For periods and dates on and after May 17, 2002, the accompanying financial statements reflect the combined results of operations and the financial condition of Paintball Incorporated, its wholly owned subsidiaries and American Inflatables, Inc. As a matter of corporate law, the Company is the same entity as American Inflatables, Inc., which merely changed its name to "American Sports Development Group, Inc." on or about June 18, 2002. . The Company's wholly owned subsidiaries included in the accompanying financial statements are:

     a) Paintball Incorporated ("Paintball") incorporated under the laws of the State of South Carolina;

     b) ILM, Inc. ("ILM"), incorporated under the laws of the State of South Carolina;

     c) American Inflatables, Inc. ("Inflatables") incorporated under the laws of the State of Delaware;

     d) PaintballGames.com ("PbGames"), incorporated under the laws of the State of South Carolina.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Line of Business

The Company is primarily a wholesaler of equipment and supplies used in the paintball game industry. Sales are made to retailers throughout the United States, as well as Europe. The company owns and operates retail stores in Greenville, SC, Paramount, CA and, until March 2003, in Irving, TX. ILM is an independent insurance agent representing several insurance companies/brokers who insure mostly paintball fields, stores, distributors and manufacturers. ILM is also a wholesaler of paintball related soft goods products. Inflatables manufactures and markets inflatable products used for advertising purposes by a wide array of retail and industrial customers. PbGames operates a web site designed to promote the Company's paintball products.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 2002, as contained in the Company's reports on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003. In the opinion of the management of the Company, the interim unaudited financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of results of operations to be expected for the full year.

Revenue Recognition

The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges to customers. Revenues from broker commission and association dues are recognized when premiums are billed to clients.


NOTE 2.     ACQUISITION

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


NOTE 3.     WRITE OFF OF GOODWILL RELATED TO INFLATABLES

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

Since the date of acquisition, May 17, 2002, through December 31, 2002, Inflatables' sales, gross profit and net loss recognized by the Company have totaled $542,480, $279,810 and $313,327, respectively. During the first quarter of 2003, Inflatables' sales and gross profit have declined due to cutbacks in marketing expenditures. As a result of continued losses since acquisition, the Company believes its investment in Inflatables has suffered an impairment in value of $500,000. Accordingly, a non-cash charge for impairment of goodwill in this amount was recorded at December 31, 2002. The remaining value of the Company's investment in Inflatables (approximately $1.3 million) represents the Company's estimate of its fair market value based on tests involving both multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of Inflatables' fair market value also includes $300,000 as the estimate of Inflatables' position as a publicly traded entity.

The Company believes there exists a risk it may incur certain liabilities related to actions taken by Inflatables' former management in periods prior to its reverse acquisition by the Company. Among these risks are potential liabilities for sales taxes, fines for non-compliance with certain governmental regulatory authorities and fines for workers' compensation claims. The Company has no direct knowledge of any existing liability related to the above factors and therefore has not made any provision for such in the accompanying financial statements

This acquisition has been accounted for as purchase.


NOTE 4.     PRO FORMA FINANCIAL INFORMATION

The following summarized unaudited pro forma financial information assumes the acquisition described in Note 2 above had occurred on January 1, 2002. The summarized unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of actual results that would have been realized had the acquisition occurred at the assumed date and is not necessarily indicative of future results. The following summarized unaudited pro forma financial information does not reflect any potential benefits from cost savings or synergies expected to be realized following the acquisition.

                                                  Three Months Ended
                                                     March 31, 2002
                                                     --------------
         Sales                                          $6,362,548
         Loss from continuing operations                  (128,034)
         Net income (loss)                                (128,034)
         Net income (loss) per share:
         Basic and diluted                                   $(0.0)


NOTE 5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6.     CLOSURE OF TEXAS FACILITY

In March 2003, the Company decided to close its warehouse facility in Texas. The Company believes it will be able to satisfy wholesale orders previously shipped from Texas through its remaining warehouses in South Carolina and California. During the year ended December 31, 2002, total operating expenses incurred by the Texas facility approximated $285,000, consisting primarily of salaries, property taxes, rent and utilities. Over the course of the next year, the Company believes it will save an amount approximately equal to the 2002 expenditure

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements include, but are not limited to, statements concerning the Company's future plans and strategies, prices of the Company's products, levels of demand for such products, assessments of market conditions and capital spending plans. The words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward looking statements are management's estimates and involve numerous risks and uncertainties and can cause actual results to differ materially from those expressed or implied in the forward-looking statement. The risks and uncertainties relating to the forward-looking statements in this report include, but are not limited to, difficulties in assimilating its recent acquisition, the Company's dependence upon its Chief Executive Officer, competitive pressures within the industry, concentration of voting control of the Company's common stock, lack of an established market for the Company's common stock and the need for additional capital to be raised for future expansion, and those described under the caption "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

RESULTS OF OPERATIONS:

"Going Concern" Qualification

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a significant loss of approximately $1.9 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001 and incurred a loss for quarter ending March 31, 2003 of $529,000. In addition, the Company had a deficiency in working capital at December 31, 2002 of approximately $1.4 million. Such working capital deficit includes approximately $322,000 of unpaid payroll taxes, substantial past due obligations and a bank promissory note, which matured on April 30, 2003 of approximately $1.4 million. The Company has been informed by the bank that the note will not be renewed. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are discussed below.

Management's Plan Going Forward

As noted above, the Company's auditors indicated in their report on the Company's financial statements as of and for the year ended December 31, 2002 that the Company's recent losses from operations and a projected loss from operations for the year ending December 31, 2003, lack of working capital, substantial past due obligations and a bank promissory note due April 30, 2003 raised substantial doubt about the Company's ability to continue as a going concern.

Company management is currently formulating plans to improve its results of operations and financial condition. The primary objective is to secure appropriate financing to allow the Company to satisfy its obligation of its promissory note and to rebuild its inventory to historical levels. To do so would require obtaining debt or equity funding totaling approximately $2.0 to $2.5 million. To date, the Company has contacted a number of financial institutions and asset based lenders but has not yet obtained suitable financing. Management is actively pursuing new equity investors and potential acquirors of the Company or a majority of the assets or business of the Company. Management is currently engaged in discussions with an investor contemplating an equity investment in the Company. There can be no assurance that this or any transaction with this party will occur. However, if such a transaction were to occur, the Company believes there is a possibility it could take place quickly. Management believes that it will be successful in either obtaining the necessary capital infusion or selling all or a majority of the Company's assets or business; however, there can be no assurance to this effect. If management's efforts are unsuccessful, management expects the Company to become insolvent no later than the third quarter of 2003.

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

Also, the Company expects to realize further savings in the coming year in the Company's Paintball subsidiary in the areas of employee costs, communications, advertising and promotion and prior years' tax audit charges. As an additional means of keeping strict control of costs, the Company has recently cut back its Inflatables operations, particularly in the marketing area. We continue to market Inflatables' products, although not as aggressively as was done in fiscal 2002. The Company expects to realize total annualized savings related to Inflatables of approximately $300,000.

THREE MONTHS ENDED MARCH 31, 2003 VS. MARCH 31, 2002

The Company's results of operations for the three months ended March 31, 2003 include the results of operations of American Inflatables, Inc.(Inflatables) which was acquired on May 17, 2002. Results of operations for the same period of the prior year do not include any effect of this acquisition. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

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

During the three months ended March 31, 2003, the Company's sales declined $3,587,780 (or 59.4 percent) compared to the same period of the prior year. The primary cause of this substantial decline stems from the Company's difficulty in securing additional working capital financing. The Company's customers continue to exhibit a healthy level of demand for the Company's paintball products. However, without the ability to finance the purchase of appropriate levels of new inventory to satisfy customer demand, the Company's sales have suffered. This decline is most apparent in sales of paint and certain styles of name brand markers (paintball guns). To a lesser extent, this sales decrease is attributable to the Company's decision in 2002 to not ship paintball products to The Sports Authority, Inc. due to disagreements in payment policies. For the three months ended March 31, 2002, the Company shipped approximately $105,000 of paintball products to The Sports Authority, Inc, but shipped no products to this customer in 2003.

Partly offsetting the overall drop in sales was an increase in gross margin to
26.1 percent during the first quarter of 2003 compared to 20.3 percent during the same period in 2002. The higher gross margin percentage in 2003 occurred as the Company realized a larger proportion of higher margin sales of its own proprietary products compared to last year's first quarter. This is a result of the above-mentioned difficulties in securing financing for purchases of national brand name inventory. In addition, in 2003 the Company recorded a higher relative percentage of sales from its retail and Internet channels of distribution, which realize slightly higher margins than the traditional wholesale channel. Also, as noted above, the first quarter 2003 results included high gross margin sales related to Inflatables, which were not included in first quarter 2002 results.

Selling, general and administrative costs decreased by approximately $31,000 during the first quarter of 2003 compared to the first quarter of 2002. This decrease is attributable primarily to lower expenses incurred in 2003 related to employee costs and promotional outlays. SG&A expenses represented 46.7 percent of sales in the first three months of 2003 compared to 19.5 percent of sales during 2002, reflecting the lower sales level during the first quarter of 2003 compared to the first quarter of 2002, as well as the inclusion of $92,000 in operating expense related to Inflatables in 2003.

Interest expense for the first quarter of 2003 increased approximately $3,800, or 19.6 percent, compared to the first quarter of the prior year, due mainly to higher average levels of debt outstanding and to additional bank charges related to the conversion of the Company's line of credit to a promissory note.

A provision for income taxes based on pre-tax income was provided in 2002 at statutory rates. No tax benefit has been provided for 2003 since the realization of future earnings to absorb a tax loss carryforward is uncertain at this time.
..
As noted above, the results of operations for the first quarter of 2003 include those of Inflatables, which was acquired on May 17, 2002, while no such results are included in the comparable period of 2002. During the first quarter of 2003, Inflatables recorded sales, gross profit and net loss of approximately $60,000, $31,000 and $53,000, respectively. This represents a substantial decline in sales and gross margin from Inflatables' results of operations from fiscal quarters since May 17, 2002, as the Company decided to sharply curtail marketing and promotional expenditures related to Inflatables.


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

The excess of the purchase price over the fair value of the net assets acquired is estimated to total approximately $1,800,000. Of this amount, $250,000 has been accounted for as an intangible asset representing the fair value of custom design patterns and customer lists, and is being amortized over its remaining useful life of 5 years. Approximately $1,560,000 has been classified as Goodwill. As a result of continued losses since acquisition, the Company believes its investment in Inflatables has been impaired. Accordingly, at December 31, 2002, the Company recorded a charge for impairment of Goodwill for $500,000. The remaining value of the Company's investment in Inflatables (approximately $1.3 million) represents the Company's estimate of its fair value based on multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of fair value also includes $300,000 related to Inflatables position as a publicly traded entity. The Company will test this remaining value for further impairment at least annually.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its capital requirements through a combination of internally generated cash and borrowings on its bank line of credit.

During the quarter ended March 31, 2003, the Company used $158,429 in cash from operating activities compared to generating $187,317 in cash for the same period last year. This negative variance in 2003 is due mainly to the incurrence of a net loss of $529,258, as analyzed above, compared to net income of $22,108 in 2002's first quarter. Partly offsetting this variance were lower cash outlays for inventory, due to the Company's difficulty in securing additional financing.

Cash flow from investing activities for the first quarter of 2003 reflects approximately $27,000 in capital expenditures. Of this amount, about $20,000 was spent on new software designed to increase the efficiency of the Company's operational and financial systems. In the first quarter of the prior year, cash flow from investing activities was favorably affected by the collection of $30,000 in notes receivable.

Cash flows from financing activities for the three months ended March 31, 2003 included payments of notes payable of approximately $73,000 and net proceeds from the Company's bank of $24,000.

BANK LINE OF CREDIT

The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit was restructured into a Promissory Note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate (4.25% at March 31, 2003) plus one percent. The Promissory
Note is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. The Company was unable to pay the Promissory Note at April 30, 2003 and is currently in discussions with SouthTrust Bank to resolve this default. The bank has informed the Company that it will not renew the note. The Company is actively seeking alternative sources of credit, but there can be no assurance the Company's efforts will be successful.

ITEM 3.     CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures has been evaluated within 90 days of the filing date of this quarterly report, and, based on this evaluation, the Company has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.


PART II.

ITEM 1.     LEGAL PROCEEDINGS

Lawsuit against The Sports Authority, Inc.

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

Lawsuit by Larry Cossio against the Company, Paintball Inc., ILM, Inc. and Mr. Fairbanks

On March 6, 2003, Larry Cossio, the former President of Paintball's insurance subsidiary ILM, Inc., filed suit against William R. Fairbanks, the Company's President, Chief Executive Officer and majority shareholder and one of its directors, the Company, Paintball and ILM, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. On March 5, 2003, Mr. Cassio provided Mr. Fairbanks with a letter indicating that he was resigning his employment with "the Company" (without defining "the Company" in his letter). Generally, Mr. Cossio alleges that:

     (i) Paintball failed to pay notes in the aggregate principal amount of $179,499 when due that were issued as part of the purchase price Paintball paid to acquire Mr. Cossio's business in July 2001;

     (ii) Paintball consummated the business combination with Inflatables knowing it would have a material adverse effect on Paintball;

     (iii) Mr. Fairbanks fraudulently induced Mr. Cossio and his wife with material misrepresentations to accept 897,495 shares of the Company's common stock in satisfaction of the principal amounts on the notes and failed to convey the stock so purchased;

     (iv) Mr. Fairbanks has diverted over $1.3 million in funds from the Company to Genesis Racing (a company majority-owned and controlled by Mr. Fairbanks that races automobiles and for which Mr. Fairbanks is a race car driver) for Mr. Fairbanks' personal benefit; and

     (v) The Defendants have failed to pay Mr. Cossio a bonus earned under his employment agreement with the Company.

Mr. Cossio's complaint includes several claims based on South Carolina state law theories including fraud, breach of contract, negligence and negligent misrepresentation, breach of fiduciary duty, promissory estoppel, quantum meruit and failure to pay wages. Generally, Mr. Cossio is seeking (a) rescission of Paintball's July 2001 acquisition of his business, (b) damages, including actual damages and with respect to some claims, consequential damages, compensatory damages, treble damages, punitive damages, costs, attorneys' fees and interest, and (c) specific performance, injunctive relief and other equitable remedies with respect to some of his causes of action. Mr. Cossio has also moved for a temporary restraining order to restrain the defendants from conveying any substantial asses of the Company, other than in the ordinary course of business, and from entering into any agreements to convey such assets or the shares of the corporate defendants and for and the appointment of a receiver to manage the affairs of the Company. On March 11, 2003, the Court heard and denied a motion by Mr. Cossio for a restraining order.

This matter is in early stages of litigation, and the Company is evaluating Mr. Cossio's claims in order to determine what response to make. The Company currently believes that Mr. Cossio's complaints are without merit.

California sales tax audit

In 2002, Paintball underwent a California state sales tax audit by the California State Board of Equalization (the "California SBE") related to sales Paintball made from Texas during the period October 1, 1998 to December 31, 2001. On September 23, 2002, the Company received a Notice of Determination from the California SBE providing that Paintball owed $224,282 in unpaid sales taxes, interest and penalties for this period. The Company petitioned for a redetermination. In March 2003, the Company received a report of Field Audit - Reaudit indicating that the Company's total liability had been redetermined to be $75,536. The Company has already paid $10,100 of the amount owed, and has recorded a current liability of $65,436 for the balance of this liability.

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

ITEM 5.     OTHER INFORMATION

Subsequent Events
-----------------

1. The Company was not able to secure an extension from South Trust Bank on its line of credit or renegotiate its terms. The Bank has informed the Company that it intends to commence litigation if the obligation remains unpaid. The Company has informed the Bank that it will forthwith turn over its receivables until the obligation is paid in full. As of May 20, 2003 the Company has not been served with a lawsuit.

2. The Company has sold its Paintball Division to Camden Holdings, Inc. In payment for the Paintball Division, Camden Holdings, Inc. has agreed to assume certain liabilities of the Company in an amount in excess of $5,000,000. The direct investment in the Company by Camden Holdings, Inc. will not occur in lieu of their purchase of the Paintball division on May 19, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit           Description

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     AMERICAN SPORTS DEVELOPMENT GROUP, INC.


                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 20, 2003

                                        AMERICAN SPORTS DEVELOPMENT GROUP, INC.



                                  By:   /s/ Matt Horn
                                        -----------------------------
                                        Matt Horn
                                        President and Chief Executive Officer


                                  By:   /s/ John Pope
                                        -----------------------------
                                        John Pope
                                        Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


In connection with the Quarterly Report of American Sports Development Group Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Matt Brown, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a) are responsible for establishing and maintaining disclosure controls and procedures for the Company;

     b) have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     c) have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     d) have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Matt Brown
--------------
Matt Brown
Chief Executive Officer

Dated:  May 20, 2003
                                             23

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the Quarterly Report of American Sports Development Group Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Pope, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a) are responsible for establishing and maintaining disclosure controls and procedures for the Company;

     b) have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     c) have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     d) have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John Pope
--------------
John Pope
Chief Financial Officer

Dated:  May 20, 2003
                                              24