Form 10QSB/A
period 2003-03-31
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2003-07-15
CIK 1073874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

Note: This report is being amended solely to correct typographical errors on the Statement of Cash Flows. The balance of the report is as originally filed.

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

            AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE QUARTERS ENDED MARCH 31,

                                                          2003                 2002
                                                          ----                 ----
                                                                 (unaudited)
                                                                 -----------
Cash flows from operating activities:
Net (loss)/income                                    $   (529,258)        $   22,108
Adjustments to reconcile net (loss)/income to net
 cash provided by (used for) operating activities:
Depreciation and amortization                              75,260             51,600
Bad debt expense                                            4,770              2,651
Decrease in accounts receivable                           105,303            155,397
Decrease in other receivables                              14,306              3,333
Decrease/(increase) in inventory                          101,389           (220,364)
(Increase)/decrease in prepaid expenses                   (11,975)           126,700
Decrease in due from affiliates                                 -             10,554
Increase in accounts payable and accrued expenses             762             24,086
Increase in due to affiliate                               81,014             11,252
                                                      -----------         ----------
Total cash (used for) provided by operating
activities                                               (158,429)           187,317
                                                      -----------         ----------
Cash flows from investing activities:
Purchase of property and equipment                       (26,682)                  -
Acquisition of domain name                                                   (10,500)
Decrease in notes receivable                                                  30,000
                                                      -----------         ----------
Total cash (used for) provided bv investing
activities                                                (26,682)            19,500
                                                      -----------         ----------
Cash flows from financing activities:
Proceeds under bank line of credit                         23,654          2,132,000
Payments under bank line of credit                                        (2,172,000)
Repayment of notes payable                                (73,042)          (110,417)
                                                      -----------         ----------
Total cash used for financing activities                  (49,388)          (150,417)
                                                      -----------         ----------
Net (decrease)/increase in cash and cash
equivalents                                              (234,499)            56,400

Cash and cash equivalents - beginning of period           332,101            304,239
                                                      -----------         ----------
Cash and cash equivalents - end of period            $     97,602       $    360,639
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



Date: May 20, 2003

                                        AMERICAN SPORTS DEVELOPMENT GROUP, INC.



                                  By:   /s/ Matt Brown
                                        -----------------------------
                                        Matt Brown
                                        President and Chief Executive Officer


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