Form 10QSB
period 2003-06-30
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2003-08-19
CIK 1073874

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark one)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2003
                                        ---------------

   [ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________


               AMERICAN SPORTS DEVELOPMENT GROUP, INC.
  -----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

                  Commission File Number 0 - 26943


         Delaware                                  95-4847818
----------------------------                   -------------------
(State or other jurisdiction                     (IRS Employer
     of incorporation)                         Identification No.)

155 Verdin Road, Greenville, SC                       29607
----------------------------------------       -------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   864-672-2734
                                                    ----------------


   --------------------------------------------------------------
   (Former Name and Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                           No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2003 there were 64,100,098 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.

                              INDEX

                                                                    Page No.
                                                                    --------
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheet at June 30, 2003 and
          December 31, 2002.........................................   3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 2003 and 2002.......................   4

          Consolidated Statement of Cash Flows for the Six
          Months Ended June 30, 2003 and 2002.......................   5

          Consolidated Statement of Stockholders' Equity at June
          30, 2003..................................................   6

          Notes to Consolidated Financial Statements................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and results of Operations...................   12

     Item 3. Controls and Procedures................................   20


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.....................................   21

     Item 3.  Defaults Upon Senior Securities.......................   24

     Item 6.  Exhibits & Reports on Form 8-K........................   24


SIGNATURES..........................................................   26

         AMERICAN SPORTS DEVELOPMENT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      2003          2002
                                                   -----------   ------------
                                                   (unaudited)
                ASSETS (all collateralized)

Current Assets:
Cash and cash equivalents                          $   255,210   $    332,101
Accounts receivable                                  1,221,541      1,561,741
Other receivables- employees                            29,726         35,501
Recoverable income taxes                                  -             8,131
Prepaid and other current assets                        39,813         51,829
Inventory                                            1,364,772      1,929,317
                                                   -----------   ------------
Total Current Assets                                 2,911,062      3,918,620

Property and Equipment-net of accumulated
  depreciation and amoritzation of $901,338
  and $793,100, respectively                           400,389        469,994
Goodwill, net of accumulated amortization of
  $69,952 at June 30, 2003 and December 31, 2002     1,637,580      1,637,580
Other intangibles,net of accumulated amortization
  of $136,113 and $92,763, respectively                407,287        450,637
Other assets                                            56,852         56,852
                                                   -----------   ------------
TOTAL ASSETS                                       $ 5,413,170   $  6,533,683
                                                   ===========   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank Promissory Note                                 1,327,814      1,430,940
Accounts payable and accrued expenses                3,581,436      3,603,540
Due to affiliate                                       224,048        177,442
Notes payable-current portion                          167,867        150,452
                                                   -----------   ------------
Total Current Liabilities                            5,301,165      5,362,374

Notes payable,less current portion                      11,476         18,151
                                                   -----------   ------------
TOTAL LIABILITIES                                    5,312,641      5,380,525

Commitments and Contingencies                             -              -

STOCKHOLDERS' EQUITY

Preferred stock-$.0 par value, authorized
  20,000,000 shares,                                      -              -
Common Stock - $.001 par value, authorized
  100,000,000 shares, 64,100.098 shares issued
  and outstanding at June 30, 2003 and
  December 31, 2002                                     64,100         64,100
Additional Paid-In Capital                           2,603,221      2,603,221
Note receivable - common stock subscription           (149,999)      (149,999)
Retained Deficit                                    (2,416,793)    (1,364,164)
                                                   -----------   ------------
Total Stockholders' Equity                             100,529      1,153,158
                                                   -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 5,413,170   $  6,533,683
                                                   ===========   ============


See accompanying notes to consolidated financial statements.

       AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30,


                                                       2003          2002
                                                   -----------   ------------
                                                           (unaudited)

Net sales                                          $ 4,372,768   $ 11,539,947
Cost of sales                                        3,250,195      9,204,169
                                                   -----------   ------------
Gross profit                                         1,122,573      2,335,778

Selling, general and administrative expenses         2,132,980      2,435,722

                                                   -----------   ------------
Loss from operations                                (1,010,407)       (99,944)

Other income (expense):
Interest expense, net                                  (42,222)       (43,687)
Other income, net                                         -            19,208
                                                   -----------   ------------
                                                       (42,222)       (24,479)

Loss before income taxes                            (1,052,629)      (124,423)

Income tax expense                                        -           (26,050)
                                                   -----------   ------------
Net loss                                           $(1,052,629)  $    (98,373)
                                                   ===========   ============

Net loss per common share
                                                   -----------   ------------
Basic and diluted                                  $     (0.02)  $       -
                                                   ===========   ============

                                                   -----------   ------------
Weighted average shares outstanding                 64,100,098     39,271,254
                                                   ===========   ============


See accompanying notes to consolidated financial statements.

       AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30,


                                                           2003          2002
                                                        -----------   ------------
                                                               (unaudited)
Cash flows from operating activities:
Net loss                                                $(1,052,629)  $    (98,373)
Adjustments to reconcile Net loss to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                             151,670        110,926
  Bad debt expense                                            7,522         25,961

  Decrease in accounts receivable                           332,678        769,631
  Decrease (Increase) in other receivables                    5,775         (5,940)
  (Increase) decrease in inventory                          564,545       (368,467)
  Decrease in prepaid expenses                               12,016        167,546
  Decrease in due from affiliates                              -            75,554
  Decrease in accounts payable and accrued expenses         (22,207)      (453,889)
  Increase (decrease) in due to affiliate                    46,606         (6,320)
  (Decrease) Increase in recoverable income taxes             8,131        (26,050)
  Increase in other assets                                     -           (11,231)
                                                        -----------   ------------
Total cash (used for) provided by
  operating activities                                       54,107        179,348

Cash flows from investing activities:
  Purchase of property and equipment                        (38,712)        (7,221)
  Acquisition of domain name                                   -           (21,000)
  Decrease in notes receivable                                 -           130,000
                                                        -----------   ------------
Total cash provided bv (used for) by
  investing activities                                      (38,712)       101,779

Cash flows from financing activities:
  Proceeds under bank line of credit                           -         3,779,000
  Payments under bank line of credit                       (103,026)    (3,799,000)
  Additions to notes payable                                100,000
  Repayment of notes payable                                (89,260)      (242,708)
                                                        -----------   ------------
Total cash provided by financing activities                 (92,286)      (262,708)


Net (decrease) increase in cash and cash equivalents        (76,891)        18,419
Cash and cash equivalents - beginning of period             332,101        304,239
                                                        -----------   ------------
Cash and cash equivalents - end of period               $   255,210   $    322,658
                                                        ===========   ============

Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest                                            $    42,222   $     44,192
    Income taxes                                        $      -      $       -



See accompanying notes to consolidated financial statements.

                AMERICAN SPORTS DEVELOPMENT GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2003



                                                           (unaudited)

                                                     Additional                                 Total
                                    Common Stock     Paid - In    Note            Retained   Stockholders'
                                 Shares     Amount    Capital     Receivable      Deficit       Equity
                               ----------  --------  ----------   ----------   ------------  -------------

Balance at December 31, 2002   64,100,098  $ 64,100  $2,603,221   $ (149,999)  $ (1,364,164) $  1,153,158

Net loss for the six months
  ended June 30, 2003                                                            (1,052,629) $ (1,052,629)

                               ----------  --------  ----------   ----------   ------------  ------------
Balance at June 30, 2003       64,100,098  $ 64,100  $2,603,221   $ (149,999)  $ (2,416,793) $    100,529



See accompanying notes to consolidated financial statements.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2003


Note 1.  Filing of Bankruptcy

On July 16, 2003, Paintball Inc., a wholly owned subsidiary of the Company, filed for reorganization under Chapter 11 of the Federal Bankruptcy Act, in the United States Bankruptcy Court, District of South Carolina. Paintball was not able to secure a further extension from SouthTrust Bank on its line of credit or able to renegotiate its terms.

Note 2.  Summary of Significant Accounting Policies

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 2002, as contained in the Company's reports on Form 10-KSB filed with the Securities
and Exchange Commission on April 15, 2003.   In the opinion of
the management of the Company, the interim unaudited financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

Revenue Recognition

The Company recognizes revenue upon shipment of its products.
Revenue includes shipping and handling charges to customers.
Revenues from broker commission and association dues are recognized when premiums are billed to clients.


Note 3.  Acquisition

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

The result was that the Company survived as the parent company with the name "American Sports Development Group, Inc." and with three wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the paintball gaming business, (2) the new American Inflatables, Inc., a Delaware corporation, conducting the inflatable advertising business and (3) ILM, Inc., a Delaware corporation conducting the Company's insurance agency business. The Company's stock symbol was also changed from "BLMP" to "ASDP"
(sic).

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


Note 4.  Write off of Goodwill related to Inflatables

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

Since the date of acquisition, May 17, 2002, through December 31, 2002, Inflatables' sales, gross profit and net loss recognized by the Company have totaled $542,480, $279,810 and $313,327, respectively. During the first six months of 2003, Inflatables' sales and gross profit declined further due to cutbacks in marketing expenditures. As a result of continued losses since acquisition, the Company believes its investment in Inflatables has suffered impairment in value of $500,000. Accordingly, a non-cash charge for impairment of goodwill in this amount was recorded at December 31, 2002. The remaining value of the Company's investment in Inflatables (approximately $1.3 million) represents the Company's estimate of its fair market value based on tests involving both multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of Inflatables' fair market value also includes $300,000 as the estimate of Inflatables' position as a publicly traded entity.

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


Note 5.  Pro Forma Financial Information

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

                                   Six Months Ended
                                     June 30, 2002
                                     -------------

Sales                                $  12,010,649
Loss from continuing operations           (431,864)
Net loss                                  (445,476)

Net loss per share:
     Basic and diluted               $        (0.1)


Note 6.  Recent Accounting Pronouncements

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145 requires applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions" in determining how to classify gains and/or losses resulting from extinguishment of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

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


Note 7.  Closure of Texas facility

In March 2003, the Company decided to close its warehouse facility in Texas. The Company believes it will be able to satisfy wholesale orders previously shipped from Texas through its remaining warehouses in South Carolina and California.
During the year ended December 31, 2002, total operating expenses incurred by the Texas facility approximated $285,000, consisting primarily of salaries, property taxes, rent and utilities. Over the course of the next year, the Company believes it will save an amount approximately equal to the 2002 expenditure


Note 8.  Legal Issues

The Company is currently involved in a number of legal proceedings. See "Part II, Item 1, Legal Proceedings" included herein as part of this quarterly Report on Form 10-QSB for complete descriptions of current legal issues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements include, but are not limited to, statements concerning the Company's future plans and strategies, prices of the Company's products, levels of demand for such products, assessments of market conditions and capital spending plans. The words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward looking statements are management's estimates and involve numerous risks and uncertainties and can cause actual results to differ materially from those expressed or implied in the forward-looking statement. The risks and uncertainties relating to the forward-looking statements in this report include, but are not limited to, difficulties in assimilating its recent acquisition, the Company's dependence upon its Chief Executive Officer, competitive pressures within the industry, concentration of voting control of the Company's common stock, lack of an established market for the Company's common stock and the need for additional capital to be raised to fund ongoing operations any possible future expansion, and those described under the caption "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

CRITICAL ACCOUNTING POLICIES

The Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There are no significant accounting estimates inherent in the preparation of our financial statements.

RESULTS OF OPERATIONS:

"Going Concern" Qualification
-----------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a significant loss of approximately $1.9 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001 and incurred a loss for the six months ended June 30, 2003 of $1,052,000. In addition, the Company had a deficiency in working capital at December 31, 2002 of approximately $1.4 million. Such working capital deficit includes approximately $322,000 of unpaid payroll taxes, substantial past due obligations and a bank promissory note, which matured on April 30, 2003 of approximately $1.4 million. The bank has informed the Company that the note will not be renewed. The above conditions raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the 2003 fiscal year, the Company has attempted to restructure its note with the bank and/or secure suitable alternative financing. However, the Company has been unsuccessful in these efforts. As a result, on July 16, 2003, Paintball Inc., a wholly owned subsidiary of the Company, filed for reorganization under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, District of South
Carolina.

Management's Plan Going Forward
-------------------------------

As noted above, the Company's subsidiary Paintball Inc., filed for reporganization under Chapter 11 of the Federal Bankruptcy
Act in July 2003.

Company management is currently formulating plans to improve its results of operations and financial condition. The primary objective is to secure appropriate financing to allow the Company to satisfy its obligation of its promissory note. To do so would require obtaining debt or equity funding totaling approximately $1.5 million. To date, the Company has contacted a number of financial institutions and asset based lenders but has not yet obtained suitable financing. Management is actively pursuing new equity investors and potential acquirers of the Company or a majority of the assets or business of the Company. Management believes that it will be successful in either obtaining the necessary capital infusion or selling all or a majority of the Company's assets or business; however, there can be no assurance to this effect. If management's efforts are unsuccessful, management expects the Company to become insolvent no later than the third quarter of 2003.

The Company's customers continue to exhibit a healthy level of demand for our products. However, without the ability to finance the purchase of appropriate levels of fresh inventory to satisfy such demand, the Company's sales have continued to decline through the first half of 2003.

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


SIX MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

The Company's results of operations for the six months ended June 30, 2003 include the results of operations of American Inflatables, Inc.(Inflatables) which was acquired on May 17, 2002. Results of operations for the same period of the prior year include the results of operations of Inflatables from May 17, 2002 through June 30, 2002. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

Results of operations
---------------------

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

During the six months ended June 30, 2003, the Company's sales declined $7,167,179 (or 62.1 percent) compared to the same period of the prior year. The primary cause of this substantial decline stems from the Company's difficulty in securing additional working capital financing. The Company's customers have expressed strong demand for the Company's paintball products. However, without the ability to finance the purchase of appropriate levels of new inventory to satisfy customer demand, the Company's sales have suffered. This decline is most apparent in sales of paint and certain styles of name brand markers (paintball guns). Further aggravating the decline in sales is a trend by major manufacturers of paintball products to ship directly to larger customers. To a lesser extent, this sales decrease is attributable to the Company's decision in 2002 to not ship paintball products to The Sports Authority, Inc. due to disagreements in payment policies. For the three months ended March 31, 2002, the Company shipped approximately $105,000 of paintball products to The Sports Authority, Inc, but shipped no product to this customer in 2003.

Partly offsetting the overall drop in sales was an increase in gross margin to 25.7 percent during the first half of 2003 compared to 20.4 percent during the same period in 2002. The higher gross margin percentage in 2003 occurred as the Company realized a larger proportion of higher margin sales of its own proprietary products compared to last year. This is a result of the above-mentioned difficulties in securing financing for purchases of national brand name inventory. In addition, in 2003 the Company recorded a higher relative percentage of sales from its retail and Internet channels of distribution, which realize slightly higher margins than the traditional wholesale channel. Also, as noted above, the Company's first half results for 2003 results included higher gross margin sales related to Inflatables for the full six month period, while 2002 first half results included Inflatables only from May 17 through June 30.

Selling, general and administrative costs decreased by approximately $303,000 (or 12.4 percent) during the first six months of 2003 compared to the first six months of 2002. This decrease is attributable primarily to lower expenses incurred in 2003 related to employee costs and promotional outlays. Additional savings have been noted in the areas of rent and utilities related to the March 2003 of the Texas warehouse. SG&A expenses represented 48.8 percent of sales in the first half of 2003 compared to 21.1 percent of sales during 2002, reflecting the lower sales level during 2003 compared to 2002, and the effect of certain fixed costs incurred in both periods. Also, Inflatables contributed an additional $31,000 of SG&A expense in 2003 compared to 2002 as a result of being included in the Company's results for the entire six-month period in 2003 versus just a six-week period in 2002.

Interest expense for the first six months of 2003 was essentially flat compared to the same period of the prior year. Slightly higher average levels of debt outstanding and additional bank charges related to the conversion of the Company's line of credit to a promissory note in 2003 were partly offset by lower interest rates compared to 2002.

A benefit for income taxes recoverable based on pre-tax income was provided in 2002, based on the anticipation that future earnings would be sufficient to utilize a tax loss carryforward. No tax benefit has been provided for 2003 since the realization of future earnings to absorb a tax loss carryforward is uncertain at this time.

As noted above, the results of operations for the first six months of 2003 include those of Inflatables, which was acquired on May 17, 2002, while the comparable period of 2002 included Inflatables results only from May 17, 2002, the date of acquisition, through June 30, 2002. During the first half of 2003, Inflatables recorded sales, gross profit and net loss of approximately $124,000, $61,000 and $78,000, respectively. For the shorter period in 2002 from May 17 through June 30, Inflatables recorded sales, gross profit and net loss of $124,000, $51,000 and $56,000, respectively. The 2003 first half results represent a substantial decline from Inflatables' results of operations in 2003 as the Company decided to sharply curtail marketing and promotional expenditures related to Inflatables.

The Company's wholly owned subsidiary ILM, Inc. is an independent insurance agent representing several insurance companies and brokers who insure mainly paintball fields, stores, distributors and manufacturers. For the three and six month periods ended June 30, 2003, ILM, Inc. recorded total premium and other revenues of approximately $67,000 and $109,000, respectively and incurred a loss of approximately $2,000 and $20,000, respectively. For the six month period ended June 30, 2002, ILM, Inc. recorded total revenues and net loss of approximately $83,000 and $33,000, respectively.


THREE MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

The Company's results of operations for the three months ended June 30, 2003 include the results of operations of American Inflatables, Inc.(Inflatables) which was acquired on May 17, 2002. Results of operations for the same period of the prior year include the results of operations of Inflatables from May 17, 2002 through June 30, 2002. See "Acquisitions" herein and in the accompanying notes to the consolidated financial statements.

Results of operations
---------------------

During the three months ended June 30, 2003, the Company's sales declined $3,579,399 (or 65 percent) compared to the same period of 2002. As is noted in the results for the six months to date of 2003, the primary cause of this sales drop relates to the Company's difficulty in securing additional working capital financing. During the second quarter of 2003, demand for the Company's products remained at healthy levels, particularly considering a traditional seasonal weakening toward the end of the second quarter. Unfortunately, the Company has not been able to capitalize on this demand due to a lack of financing to purchase appropriate levels of new inventory. This decline continues to be most apparent in sales of paint and certain styles of name brand markers (paintball guns). Further aggravating the decline in sales is a recent trend by major manufacturers of paintball products to ship directly to larger customers.

Gross margin rose to 25.2 percent in the second quarter of 2003 from 20.2 percent during the same period in 2002. The higher gross margin percentage in 2003 occurred as the Company realized a larger proportion of higher margin sales of its own proprietary products compared to last year. This is a result of the above-mentioned difficulties in securing financing for purchases of national brand name inventory. Although gross margin percentages were higher in 2003's second quarter, actual dollar levels of margin dropped by $628,715 (or 56.5%) compared to the same quarter of 2002. As noted above, the Company's second quarter results for 2003 results included higher gross margin sales related to Inflatables for the full three month period, while 2002 second quarter results included Inflatables only from May 17 through June 30.

In an effort to alleviate the effect of the substantial decline in sales, the Company has paid strict attention to containing its costs. Selling, general and administrative expense decreased by $271,631 (or 21.6 percent) during the second quarter of 2003 compared to the same period in 2002. This decrease is attributable primarily to lower expenses incurred in 2003 related to employee costs and promotional outlays. Additional savings during 2003 were recorded in the areas of rent and utilities related to the March 2003 of the Texas warehouse. SG&A expenses rose to 51.4 percent of sales in the second quarter of 2003 compared to 22.9 percent of sales during 2002, reflecting the lower sales level during 2003 compared to 2002.

Interest expense for the second quarter of 2003 was $5,287 lower than in the same period of the prior year. Slightly higher average levels of debt outstanding and additional bank charges related to the conversion of the Company's line of credit to a promissory note in 2003 were offset by lower interest rates compared to 2002..

A benefit for income taxes recoverable based on pre-tax loss was provided in 2002, in the anticipation that future earnings would be sufficient to utilize a tax loss carryforward. No tax benefit has been provided for 2003 since the realization of future earnings to absorb a tax loss carryforward is uncertain at this time.
..
As noted above, the results of operations for the second quarter of 2003 include those of Inflatables for the full three month period, while the comparable period of 2002 included Inflatables results only from May 17, 2002, the date of acquisition, through June 30, 2002.. During the second quarter of 2003, Inflatables recorded sales, gross profit and net loss of approximately $64,000, $30,000 and $31,000, respectively. For the shorter period in 2002 from May 17 through June 30, Inflatables recorded sales, gross profit and net loss of $124,000, $51,000 and $56,000, respectively. The 2003 sales and gross profit represent a substantial drop from Inflatables' results of operations in 2002 as the Company decided to sharply curtail marketing and promotional expenditures, while the decrease in net loss is related to overall cost containment.


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

The result was that the Company survived as the parent company with the name "American Sports Development Group, Inc." and with three wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the paintball gaming business, (2) the new American Inflatables, Inc., a Delaware corporation, conducting the inflatable advertising business and (3) ILM, Inc., a Delaware corporation conducting the Company's insurance agency business. The Company's stock symbol was also changed from "BLMP" to "ASDP"
(sic).

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its capital requirements through a combination of internally generated cash and borrowings on its bank line of credit. However, due to the above noted decline in sales, resulting losses and lack of external financing, the Company's cash position has suffered considerably.

During the six months ended June 30, 2003, the Company generated $54,107 in cash from operating activities compared to generating $179.348 in cash for the same period last year. This negative variance in 2003 is due mainly to the incurrence of a net loss of $1,052,629, as analyzed above, compared to a net loss of $98,373 in 2002's first half. Due to lower sales levels recorded in the first half of 2003, cash generated by receivables collections dropped by $436,953 compared to last year. Partly offsetting this variance were lower cash outlays for inventory and accounts payable, due to the Company's difficulty in securing additional financing.

Cash flow from investing activities for the first half of 2003 reflects approximately $39,000 in capital expenditures. Of this amount, about $20,000 was spent on new software designed to increase the efficiency of the Company's operational and financial systems. In the first half of the prior year, cash flow from investing activities was favorably affected by the collection of $130,000 from two notes receivable.

Cash flows from financing activities for the six months ended June 30, 2003 included payments of notes payable of approximately $89,000 and payments to the Company's bank of approximately $103,000. During the second quarter of 2003, the Company's Chief Executive Officer made a personal loan to the Company in the amount of $100,000.


BANK LINE OF CREDIT

The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit was restructured into a Promissory Note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate (4.25% at March 31, 2003) plus one percent. The Promissory Note is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. The Company was unable to pay the Promissory Note at April 30, 2003. The bank informed the Company that it would not renew the note and in May 2003, instituted suit against the Company's subsidiary Paintball Inc., seeking recovery of the principal amount and additional interest and expenses in an amount not less than fifteen percent of the amount owed. The Company is actively seeking alternative sources of credit, but there can be no assurance the Company's efforts will be successful.


RECENT CORPORATE TRANSACTIONS

As reported in the Company's Report on Form 10-QSB for the quarter ended March 31, 2003, in April 2003 the Company sold its wholly owned subsidiary, Paintball Inc. to Camden Holdings, Inc. ("Camden") of Beverly Hills, CA. The transaction was originally structured as a direct investment in the Company in the amount of $5 million in exchange for 70 percent of its outstanding shares. This was subsequently restructured to consist of the sale of the Paintball subsidiary in exchange for Camden's assumption of liabilities of the Company in excess of $5 million. In accordance with the terms of the agreement, the Company's President and Chief Executive Officer, William R. Fairbanks, as well as the Company's Vice President and Secretary, Douglas Brown, resigned their positions as officers and directors of the Company. Matthew Brown and John Pope were appointed to serve as officers and directors of the Company.

Due to non-compliance with the financial and other terms of the purchase agreement, in June 2003, the board of directors of the Company voted to terminate the agreement with Camden and the parties to the agreement executed a mutual termination of all agreements which state that non-compliance with the provisions set forth in the documents rendered all attempts to consummate any contracts or agreements null and void.

On June 5, 2003, Matthew Brown and John Pope tendered their resignations as officers and directors of the Company and William
R. Fairbanks and Douglas Brown were appointed to fill their vacancies on the board of directors. On the same date, William
R. Fairbanks was elected Chairman of the Board of Directors and Douglas Brown was elected Secretary of the Company.

ITEM 3. CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures has been evaluated as of June 30, 2003, the ending date of this quarterly report, and, based on this evaluation, the Company has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                            PART II.
                            --------

Item 1.   Legal Proceedings

Lawsuit by SouthTrust Bank
--------------------------

On May 23, 2003, SouthTrust Bank instituted suit against the Company's wholly owned subsidiary, Paintball Inc. in the Court of Common Pleas in Greenville, South Carolina seeking recovery of $1,327,813.38, the principal due on a promissory note dated December 30,2002 with a maturity date of April 30, 2003. The suit additionally seeks interest and attorneys' fees in an amount not less than fifteen percent of the amount owed.

Lawsuit against The Sports Authority, Inc.
------------------------------------------

On July 23, 2002, the Company filed suit against The Sports Authority, Inc. in the South Carolina court of Common Pleas in Greenville, South Carolina. The complaint alleges that The Sports Authority, Inc. (1) conspired with certain persons to order paintball guns from the Company, falsely claimed the paintball guns were defective, refused to pay the Company for the paintball guns and then resold or otherwise used the paintball guns, (2) engaged in unfair trade practices under South Carolina law that damaged and continue to damage the Company in an amount in excess of $1,000,000 and (3) converted the Company's property. The Company seeks actual damages of $1,000,000, an additional amount equal to three times actual damages, consequential and incidental damages, costs and attorney's fees and punitive damages. The Company's claim for civil conspiracy was dismissed and The Sports Authority has counterclaimed for breach of contract against the Company.

Lawsuit against Nelson Technologies, Inc.
-----------------------------------------

In December 2002, the Company filed suit against Nelson Technologies, Inc.("Nelson") and Rogue Outfitters, LLC in the South Carolina Court of Common Pleas in Greenville, South Carolina for civil conspiracy, unfair trade practices, intentional interference with contractual relation and other charges. Nelson has counterclaimed against the Company in the amount of approximately $600,000 in unpaid invoices.

Lawsuit by Larry Cossio against the Company, Paintball Inc., ILM,
Inc. and Mr. Fairbanks
-----------------------------------------------------------------

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

  Mr. Cossio's complaint includes several claims based on South Carolina state law theories including fraud, breach of contract, negligence and negligent misrepresentation, breach of fiduciary duty, promissory estoppel, quantum meruit and failure to pay wages. Generally, Mr. Cossio is seeking (a) rescission of Paintball's July 2001 acquisition of his business, (b) damages, including actual damages and with respect to some claims, consequential damages, compensatory damages, treble damages, punitive damages, costs, attorneys' fees and interest, and (c) specific performance, injunctive relief and other equitable remedies with respect to some of his causes of action. Mr. Cossio has also moved for a temporary restraining order to restrain the defendants from conveying any substantial assets of the Company, other than in the ordinary course of business, and from entering into any agreements to convey such assets or the shares of the corporate defendants and for and the appointment of a receiver to manage the affairs of the Company. On May 23, 2003, the Court of Common Pleas granted Mr. Cossio a temporary restraining order and on May 29, 2003, the Court extended the injunctive relief previously granted. On June 9, 2003, injunctive relief was granted to Mr. Cossio which shall continue through the duration of this litigation and any appeal or until such time as the appropriate court modifies this order.

  This matter is in early stages of litigation, and the Company is evaluating Mr. Cossio's claims in order to determine what response to make. The Company currently believes that Mr.
  Cossio's complaints are without merit.

  California sales tax audit
  --------------------------

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

  Other events

  On July 16, 2003, Paintball, Inc., a wholly owned subsidiary of American Sports Development Group, Inc., filed for reorganization under Chapter 11 of the Federal Bankruptcy Act, in the United States Bankruptcy Court, District of South Carolina. Paintball was not able to secure a further extension from SouthTrust Bank on its line of credit or able to renegotiate its terms.
  The filing of a bankruptcy case, under any chapter of the Bankruptcy Code, triggers an injunction against the continuance of any action by any creditor against the debtor or the debtor's property pursuant to 11 U.S.C. 362. The is commonly referred to as an "automatic stay".

  The automatic stay gives the debtor protection from creditors, subject to the oversight of the bankruptcy judge, and brings all of the debtor's assets and creditors into the same forum, the bankruptcy court, where the rights of all concerned can be balanced.

  Generally, the automatic stay prohibits:

    *   Beginning or continuing law suits against Paintball
    *   Collection calls
    *   Repossessions
    *   Foreclosure sales
    *   Garnishment or levies

  The automatic stay usually remains in effect until a judge lifts the stay at the request of a creditor; the debtor gets a discharge; or the item of property is no longer property of the estate.

  Consequently, with regard to any of the litigation where an action has been brought against the Company's subsidiary, Paintball, Inc., the Company believes that the actions involved are stayed as they relate to Paintball, Inc.
  The first meeting of creditors is set for Friday, August 22, 2003 at the Federal Courthouse in Spartanburg, South Carolina. From time to time, the Company is party to ordinary routine product liability litigation, contract breach litigation, or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that any such actions would be presently stayed as they relate to the Company's subsidiary, Paintball, Inc.

  Item 3.  Defaults upon Senior Securities

  The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit was restructured into a Promissory Note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate (4.25% at March 31, 2003) plus one percent. The Promissory Note is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. The Company was unable to pay the Promissory Note at April 30, 2003. The bank informed the Company that it would not renew the note and in May 2003, instituted suit against the Company's subsidiary Paintball Inc., seeking recovery of the principal amount and additional interest and expenses in an amount not less than fifteen percent of the amount owed. The Company is actively seeking alternative sources of credit, but there can be no assurance the Company's efforts will be successful

  Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       31.1 Certification of Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of Consultant performing duties commonly performed by a chief financial officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification of Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of Consultant performing duties commonly performed by a chief financial officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

  (b)  Reports on Form 8-K

     (1) On June 13, 2003, the Company filed a Report on Form 8-K stating the resignations on June 5, 2003 of Matt Brown and John Pope as officers and directors of the Company. William
     R. Fairbanks and Douglas Brown were appointed to fill the vacancies on the board created by these resignations.

     Also on June 5, 2003, the board elected William R. Fairbanks as Chairman of the Board of Directors and elected Douglas
     Brown as Secretary of the Company.

     On May 15, 2003, the Company executed an agreement to sell all of the assets of its wholly owned subsidiary, Paintball Inc., to an unaffiliated party, Camden Holdings, Inc., a Nevada corporation. On June 5, 2003, the board of directors of the Company voted to terminate the agreement with Camden, and the parties to the agreement executed a mutual termination of all agreements which states that non-compliance with the provisions set forth in the documents rendered all attempts to consummate any contract or agreements null and void.

     (2) On July 23, 2003, the Company filed a Report on Form 8-K stating that Paintball Inc., a wholly owned subsidiary of the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, District of South Carolina. Paintball Inc. was not able to secure a further extension from SouthTrust Bank on its line of credit or able to renegotiate its terms.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.


                           SIGNATURES



In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has duly authorized this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 19, 2003                 /s/William R. Fairbanks
                                      -----------------------------
                                      William R. Fairbanks
                                      President and Chief Executive
                                      Officer
                             American Sports Development Group, Inc.