Form 10QSB
period 2003-09-30
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2003-11-14
CIK 1073874

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark one)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003
                                         ------------------

          TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________


             AMERICAN SPORTS DEVELOPMENT GROUP, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                Commission File Number 0 - 26943


          Delaware                                   95-4847818
----------------------------                     -------------------
(State or other jurisdiction                       (IRS Employer
     of incorporation)                           Identification No.)

155 Verdin Road, Greenville, SC                        29607
----------------------------------------         -------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   864-672-2734
                                                   -----------------

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2003 there were 65,100,098 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.

                              INDEX


PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheet at September 30, 2003 and
          December 31, 2002

          Consolidated Statements of Operations for the Nine
          Months Ended September 30, 2003 and 2002

          Consolidated Statement of Cash Flows for the Nine
          Months Ended September 30, 2003 and 2002

          Consolidated Statement of Stockholders' Equity at
          September 30, 2003

          Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

      AMERICAN SPORTS DEVELOPMENT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS



                                           September 30,     December 31,
                                               2003              2002
                                           -------------     ------------
                                           (unaudited)
          ASSETS (all collateralized)

Current Assets:
Cash and cash equivalents                  $      60,559     $    332,101
Accounts receivable                              935,747        1,561,741
Other receivables- employees                      24,326           35,501
Recoverable income taxes                            -               8,131
Prepaid and other current assets                   2,254           51,829
Inventory                                      1,211,163        1,929,317
                                           ------------------------------
     Total Current Assets                      2,234,049        3,918,620

Property and Equipment-net of
  accumulated depreciation and
  amoritzation of $955,575 and
  $793,100, respectively                         346,232          469,994
Goodwill, net of accumulated
  amortization of $69,952 at
  September 30, 2003 and
  December 31, 2002                            1,637,580        1,637,580
Other intangibles,net of
  accumulated amortization of
  $157,788 and $92,763, respectively             385,612          450,637
Other assets                                      54,063           56,852
                                           ------------------------------
     TOTAL ASSETS                          $   4,657,536    $   6,533,683
                                           ==============================


  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Bank Promissory Note                       $   1,232,814    $   1,430,940
Accounts payable and accrued expenses          3,550,675        3,603,540
Due to affiliate                                 129,179          177,442
Notes payable-current portion                    162,999          150,452
                                           ------------------------------
     Total Current Liabilities                 5,075,667        5,362,374

Notes payable,less current portion                 7,926           18,151
                                           ------------------------------
     TOTAL LIABILITIES                         5,083,593        5,380,525

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock-$.0 par value,
   authorized 20,000,000 shares,                    -                -
Common Stock - $.001 par value,
  authorized 100,000,000 shares,
  64,100.098 shares issued and
  outstanding at September 30, 2003
  and December 31, 2002                           65,100           64,100
Additional Paid-In Capital                     2,642,221        2,603,221
Note receivable - common stock
  subscription                                  (149,999)        (149,999)
Retained Deficit                              (2,983,379)      (1,364,164)
                                           ------------------------------
     Total Stockholders'
      (Deficit) Equity                          (426,057)       1,153,158
                                           ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT) EQUITY                           $   4,657,536    $   6,533,683
                                           ==============================


See accompanying notes to consolidated financial statements.

          AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                               2003              2002
                                           ------------      ------------
                                                    (unaudited)
                                                    -----------
Net sales                                  $    745,461      $  4,086,252
Cost of sales                                   549,498         3,102,012
                                           ------------      ------------
Gross profit                                    195,963           984,240

Selling, general and administrative
  expenses                                      732,868         1,465,253
                                           ------------      ------------
Loss from operations                           (536,905)         (481,013)

Other income (expense):
  Interest expense, net                         (29,681)          (21,395)
  Other income, net                                -               (4,105)
                                           ------------      ------------
                                                (29,681)          (25,500)

Loss before income taxes                       (566,586)         (506,513)

Income tax expense                                 -             (147,402)
                                           ------------      ------------
Net loss                                   $   (566,586)     $   (359,111)
                                           ============      ============

Net loss per common share
Basic and diluted                          $      (0.01)     $      (0.01)
                                           ============      ============

Weighted average shares outstanding          64,937,055        61,830,875
                                           ============      ============



See accompanying notes to consolidated financial statements.

       AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                               2003              2002
                                           ------------      ------------
                                                    (unaudited)
                                                    -----------
Cash flows from operating activities:
Net loss                                   $ (1,619,215)     $   (457,484)
Adjustments to reconcile Net loss to
    net cash provided by (used for)
    operating activities:
  Depreciation and amortization                 227,500           200,638
  Impairment charge for investment in
    American Inflatables, Inc.
  Bad debt expense                               97,507            44,216
  Decrease in accounts receivable               528,487           869,710
  Decrease (Increase) in other receivables       11,175           (12,754)
  (Increase) decrease in recoverable
    income taxes
  (Increase) decrease in inventory              718,154          (124,422)
  Decrease in prepaid expenses                   49,575           173,132
  Decrease in due from affiliates                  -               95,554
  Decrease in accounts payable and
    accrued expenses                            (52,866)         (679,341)
  Increase (decrease) in due to
    affiliate                                   (48,263)            5,261
  (Decrease) Increase in recoverable
    income taxes                                  8,131          (173,549)
  Decrease (increase) in other assets             2,789           (15,341)
  Operating expense paid in common
    stock - non-cash                             40,000              -
                                           ------------      ------------
Total cash (used for) provided by
operating activities                            (37,026)          (74,380)

Cash flows from investing activities:
  Purchase of property and equipment            (38,712)          (20,361)
  Acquisition of domain name                       -              (24,500)
  Decrease in notes receivable                     -              130,000
                                           ------------      ------------
Total cash provided bv (used for) by
investing activities                            (38,712)           85,139

Cash flows from financing activities:
  Additons (payments) under bank
    line of credit                             (198,126)          294,835
  Sale of common stock                             -              170,000
  Additions to notes payable                     97,000              -
  Repayment of notes payable                    (94,678)         (331,548)
                                           ------------      ------------
Total cash provided by
financing activities                           (195,804)          133,287

Net (decrease) increase in cash
  and cash equivalents                         (271,542)          144,046
Cash and cash equivalents
  - beginning of period                         332,101           304,239
                                           ------------      ------------
Cash and cash equivalents
  - end of period                          $     60,559      $    448,285
                                           ============      ============

Supplemental disclosure of cash
flow information:
  Cash paid during period for:
  Interest                                 $     55,272      $     65,588
  Income taxes                             $       -         $       -


See accompanying notes to consolidated financial statements.

                 AMERICAN SPORTS DEVELOPMENT GROUP, INC.

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                    (unaudited)
                                                    -----------
                                                          Additional                                     Total
                                   Common Stock           Paid - In        Note        Retained       Stockholders'
                                 Shares        Amount       Capital     Receivable     Deficit      (Deficit) Equity
                               ----------    ---------    -----------   ----------   ------------   ----------------

Balance at December 31, 2002   64,100,098    $  64,100    $ 2,603,221   $ (149,999)  $ (1,364,164)    $  1,153,158

Net loss for the nine months
  ended September 30, 2003                                                             (1,619,215)      (1,619,215)

Issuance of common stock for
  professional services         1,000,000        1,000         39,000                                       40,000
                               ----------    ---------    -----------   ----------   ------------     ------------
Balance at September 30, 2003  65,100,098    $  65,100    $ 2,642,221   $ (149,999)  $ (2,983,379)    $   (426,057)
                               ==========    =========    ===========   ==========   ============     ============




See accompanying notes to consolidated financial statements.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                       SEPTEMBER 30, 2003



Note 1.  Filing of Bankruptcy

On July 16, 2003, Paintball Inc., a wholly owned subsidiary of the Company, filed for reorganization under Chapter 11 of the Federal Bankruptcy Act, in the United States Bankruptcy Court, District of South Carolina. Paintball was not able to secure a further extension from SouthTrust Bank on its line of credit or able to renegotiate its terms.

In September 2003, Paintball Inc., a wholly-owned subsidiary of the Company, entered into a Letter of Intent with Accucaps Industries Limited ("Accucaps"). Accucaps submitted an offer to Paintball Inc. proposing to purchase assets, inventory and intellectual properties of Paintball Inc., and to provide interim financing pending such sale. Because the Bankruptcy Court for the District of South Carolina would not approve a certain proposed term of the sale, Accucaps rescinded its offer.
l
The Company continued to seek suitable merger or acquisition partners during this process, but was not successful. As a result, and due to Paintball's continuing incurrence of losses, on October 31, 2003, Paintball Inc. effectively ceased operations and its employees were terminated.

On November 6, 2003, Paintball Inc.'s bankruptcy status was converted from Chapter 11 of the Bankruptcy Act to Chapter 7. Chapter 11 of the Bankruptcy Act pertains to reorganizations, whereas Chapter 7 relates to liquidation. As of November 11, 2003, a Trustee had not yet been appointed.

The Company continues to seek suitable merger or acquisition partners but there can be no assurance that such efforts will be successful.

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

Line of Business
----------------

The Company is primarily a wholesaler of equipment and supplies used in the paintball game industry. Sales are made to retailers throughout the United States, as well as Europe. The company owns and operates retail stores in Greenville, SC, Paramount, CA and, until March 2003, in Irving, TX. ILM is an independent insurance agent representing several insurance companies/brokers who insure mostly paintball fields, stores, distributors and manufacturers. ILM is also a wholesaler of paintball related soft goods products. Inflatables manufactures and markets inflatable products used for advertising purposes by a wide array of retail and industrial customers. PbGames operated a web site designed to promote the Company's paintball products, but is currently inactive.

Interim Financial Information
-----------------------------

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 2002, as contained in the Company's reports on Form 10-KSB filed with the Securities
and Exchange Commission on April 15, 2003.   In the opinion of
the management of the Company, the interim unaudited financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

Revenue Recognition
-------------------

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

The result was that the Company survived as the parent company with the name "American Sports Development Group, Inc." and with four wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the paintball gaming business, (2) the new American Inflatables, Inc., a Delaware corporation, conducting the inflatable advertising business, (3) ILM, Inc., a South Carolina corporation conducting the Company's insurance agency business and (4) PaintballGames.com, Inc., a South Carolina corporation conducting the Company's websites, which is currently inactive. The Company's stock symbol was also changed from "BLMP" to "ASDP"
(sic).

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

                                        Nine Months Ended
                                       September 30, 2002
                                       ------------------
Sales                                     $ 16,096,901
Loss from continuing operations               (912,877)
Net loss                                      (795,087)
Net loss per share:
  Basic and diluted                       $       (0.1)


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

RESULTS OF OPERATIONS:

"Going Concern" Qualification
-----------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a significant loss of approximately $1.9 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001 and incurred a loss for the nine months ended September 30, 2003 of $1.6 million. In addition, the Company had a deficiency in working capital at December 31, 2002 of approximately $1.4 million, which has increased to a working capital deficiency of approximately $2.8 million at September 30, 2003. Such working capital deficit includes approximately $322,000 of unpaid payroll taxes, substantial past due obligations and a bank promissory note, which matured on April 30, 2003 of approximately $1.4 million. The bank has informed the Company that the note will not be renewed. The above conditions raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy filing and cessation of Paintball Inc. operations
------------------------------------------------------------

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

In September 2003, Paintball Inc., a wholly-owned subsidiary of the Company, entered into a Letter of Intent with Accucaps Industries Limited ("Accucaps"). Accucaps submitted an offer to Paintball Inc. proposing to purchase assets, inventory and intellectual properties of Paintball Inc., and to provide interim financing pending such sale. Because the Bankruptcy Court for the District of South Carolina would not approve a certain proposed term of the sale, Accucaps rescinded its offer.

The Company continued to seek suitable merger or acquisition partners during this process, but was not successful. As a result, and due to Paintball's continuing incurrence of losses as explained below, on October 31, 2003, Paintball Inc. effectively ceased operations and its employees were terminated.

On November 6, 2003, Paintball Inc.'s bankruptcy status was converted from Chapter 11 of the Bankruptcy Act to Chapter 7. Chapter 11 of the Bankruptcy Act pertains to reorganizations, whereas Chapter 7 relates to liquidation. As of November 11, 2003, a Trustee had not yet been appointed.

The Company continues to seek suitable merger or acquisition partners but there can be no assurance that such efforts will be successful.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

The Company's results of operations for the nine months ended September 30, 2003 include the results of operations of American Inflatables, Inc.(Inflatables) which was acquired on May 17, 2002. Results of operations for the same period of the prior year include the results of operations of Inflatables from May 17, 2002 through September 30, 2002. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

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

In an effort to significantly reduce operating expenses, in March 2003 Paintball Inc. decided to close its warehouse facility in Texas. The Company planned to satisfy wholesale orders previously shipped from Texas through its remaining warehouses in South Carolina and California. During the year ended December 31, 2002, total operating expenses incurred by the Texas facility approximated $285,000, consisting primarily of salaries, property taxes, rent and utilities..

During the nine months ended September 30, 2003, the Company's sales declined approximately $10.5 million (or 67.2 percent) compared to the same period of the prior year. The primary cause of this substantial decline stems from the Company's inability to secure additional working capital financing. The Company's customers have expressed strong demand for the Company's paintball products. However, without the ability to finance the purchase of appropriate levels of new inventory to satisfy customer demand, the Company's sales have dropped precipitously. This decline is most apparent in sales of paint and certain styles of name brand markers (paintball guns). Further aggravating the decline in sales is a trend by major manufacturers of paintball products to ship directly to larger customers. To a much lesser extent, a portion of the decrease is attributable to the Company's decision in 2002 to not ship paintball products to The Sports Authority, Inc. due to disagreements in payment policies. During 2002, the Company shipped approximately $105,000 of paintball products to The Sports Authority, Inc, but shipped no product to this customer in 2003.

Partly offsetting the overall drop in sales was an increase in gross margin to 25.8 percent during the first nine months of 2003 compared to 21.2 percent during the same period in 2002. The higher gross margin percentage in 2003 occurred as the Company realized a larger proportion of higher margin sales of its own proprietary products compared to last year. This is a result of the above-mentioned difficulties in securing financing for
purchases of national brand name inventory.    Also, as noted
above, the Company's results for 2003 included higher gross margin sales related to Inflatables for the full nine-month period, while 2002 results included Inflatables only from May 17 through September 30.

Selling, general and administrative costs decreased by approximately $1.0 million (or 26.5 percent) during the first nine months of 2003 compared to the first nine months of 2002. This decrease is attributable primarily to lower expenses incurred in 2003 related to employee costs and promotional outlays. Additional savings have been noted in the areas of rent and utilities related to the March 2003 closure of Paintball Inc.'s Texas warehouse. Also, Inflatables contributed an additional $223,000 in SG&A expenses in 2002 compared to the current year, as the Company has sharply curtailed promotional activity at this subsidiary in 2003. Although significantly lower in absolute dollar terms, SG&A expenses represented 56.0 percent of sales in the first nine months of 2003 compared to just 25.0 percent of sales during 2002. This reflects the lower sales level during 2003 compared to 2002, and the effect of certain fixed costs incurred in both periods.

Interest expense for the first nine months of 2003 was $6,821 higher when compared to the same period of the prior year, due primarily to somewhat higher average levels of debt outstanding relating to the conversion of the Company's line of credit to a promissory note.

A benefit for income taxes recoverable based on pre-tax income was provided in 2002, based on the anticipation that future earnings would be sufficient to utilize a tax loss carryforward. No tax benefit has been provided for 2003 since the realization of future earnings to absorb a tax loss carryforward is highly unlikely at this time.
..
As noted above, the results of operations for the first nine months of 2003 include those of Inflatables, which was acquired on May 17, 2002, while the comparable period of 2002 included Inflatables results only from May 17, 2002, the date of acquisition, through September 30, 2002.. During the first nine months of 2003, Inflatables recorded sales, gross profit and net loss of approximately $168,000, $85,000 and $89,000, respectively. For the shorter period in 2002 from May 17 through September 30, Inflatables recorded sales, gross profit and net loss of $386,000, $217,000 and $174,000 respectively. The 2003 results represent a substantial decline from Inflatables' results of operations in 2002 as the Company decided to sharply curtail marketing and promotional expenditures related to Inflatables.

The Company's wholly owned subsidiary ILM, Inc. is an independent insurance agent representing several insurance companies and brokers who insure mainly paintball fields, stores, distributors and manufacturers. For the nine-month period ended September 30, 2003, ILM, Inc. recorded total premium and other revenues of approximately $140,000 and incurred a loss of approximately $37,000. For the nine-month period ended September 30, 2002, ILM, Inc. recorded total revenues and net loss of approximately $186,000 and $7,000, respectively.

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

The result was that the Company survived as the parent company with the name "American Sports Development Group, Inc." and with three wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the paintball gaming business, (2) the new American Inflatables, Inc., a Delaware corporation, conducting the inflatable advertising business and (3) ILM, Inc., a South Carolina corporation conducting the Company's insurance agency business. The Company's stock symbol was also changed from "BLMP" to "ASDP" (sic). A fourth subsidiary, PaintballGames.com, Inc., a South Carolina corporation, operated the Company's retail mail order and internet operations. It is currently inactive.

The Company assigned a value of $1,801,757 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties.

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


THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

Results of Operations
---------------------

During the three months ended September 30, 2003, the Company's consolidated sales declined $3,340,791 (or 81.8 percent) compared to the same period of 2002. As is noted in the results for the nine months to date of 2003, the primary cause of this sales drop relates to the Company's inability to secure additional working capital financing. During the third quarter of 2003, demand for the Company's products weakened drastically as customers became aware of the Company's problems in stocking fresh inventory items to satisfy demand. This decline continues to be most apparent in sales of paint and certain styles of name brand markers (paintball guns). Further aggravating the decline in sales is a recent trend by major manufacturers of paintball products to ship directly to larger customers.

Gross margin rose to 26.2 percent in the third quarter of 2003 from 24.1 percent during the same period in 2002. The higher gross margin percentage in 2003 occurred as the Company realized a larger proportion of higher margin sales of its own proprietary products compared to last year. This is a result of the above-mentioned difficulties in securing financing for purchases of national brand name inventory. Although gross margin percentages were higher in 2003's third quarter, actual dollar levels of margin dropped by $788,277 (or 80.1%) compared to the same quarter of 2002.

In an effort to alleviate the effect of the substantial decline in sales, the Company has paid strict attention to containing its costs. Selling, general and administrative expense decreased by $732,385 (or 50.0 percent) during the third quarter of 2003 compared to the same period in 2002. Included in 2003 expenses is a $40,000 non-cash charge for professional services which was paid with the issuance of 1.0 million shares of common stock.
The overall decrease in expense is attributable primarily to lower expenses incurred in 2003 related to employee costs and promotional outlays. Additional savings during 2003 were recorded in the areas of rent and utilities related to the March 2003 of the Texas warehouse. Even so, SG&A expenses rose to 98.3 percent of sales in the third quarter of 2003 compared to 35.6 percent of sales during 2002, reflecting the lower sales level during 2003 compared to 2002.

Interest expense for the second quarter of 2003 was $8,286 higher than in the same period of the prior year, due primarily to higher average levels of debt outstanding relating to the conversion of the Company's line of credit to a promissory note

A benefit for income taxes recoverable based on pre-tax loss was provided in 2002, in the anticipation that future earnings would be sufficient to utilize a tax loss carryforward. No tax benefit has been provided for 2003 since the realization of future earnings to absorb a tax loss carryforward is highly unlikely at this time.

The results of operations for the third quarter of 2003 and 2002 include those of Inflatables for the full three month period. During the third quarter of 2003, Inflatables recorded sales, gross profit and net loss of approximately $44.253, $24,075 and $2,057, respectively. For the same period in 2002, Inflatables recorded sales, gross profit and net loss of $262,393, $166,080 and $118,613, respectively. The 2003 sales and gross profit represent a substantial drop from Inflatables' results of operations in 2002 as the Company decided to sharply curtail marketing and promotional expenditures, while the decrease in net loss is related to overall cost containment.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its capital requirements through a combination of internally generated cash and borrowings on its bank line of credit. However, due to the above noted decline in sales, resulting losses and lack of external financing, the Company's cash position has suffered considerably.

During the nine months ended September 30, 2003, the Company used $37,026 in cash from operating activities compared to a use of $74,380 in cash for the same period last year. Most of the cash usage was generated during the third quarter of 2003, as cash used in operating activities for the quarter totaled $91,133. This reduction in cash in 2003 is due mainly to the incurrence of a net loss of $1,619,215, as analyzed above, compared to a net loss of $457,484 in the first nine months of 2002. Due to significantly lower sales levels recorded in the first nine months of 2003, cash generated by receivables collections dropped by $341,223 compared to the same period of last year. Offsetting this variance were lower cash outlays for accounts payable in 2003. In addition, during the first nine months of 2003, the Company generated $718,154 in cash from inventory sales compared to a use of $124,422 in cash last year as the Company increased its inventory levels.

Cash flow from investing activities for the first nine months of 2003 reflects approximately $39,000 in capital expenditures. Of this amount, about $20,000 was spent on new software designed to increase the efficiency of the Company's operational and financial systems. In the first half of the prior year, cash flow from investing activities was favorably affected by the collection of $130,000 from two notes receivable.

Cash flows from financing activities for the nine months ended September 30, 2003 included payments of notes payable of approximately $95,000 and payments to the Company's bank of approximately $198,000. During the second quarter of 2003, the Company's Chief Executive Officer made a personal loan to the Company in the amount of $100,000. This amount has been reduced to $97,000 at September 30, 2003.

BANK LINE OF CREDIT

The Company's subsidiary Paintball Inc. had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit was restructured into a Promissory Note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate (4.25% at March 31, 2003) plus one percent. The Promissory Note is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. The Company was unable to pay the Promissory Note at April 30, 2003. The bank informed the Company that it would not renew the note and in May 2003, instituted suit against the Company's subsidiary Paintball Inc., seeking recovery of the principal amount and additional interest and expenses in an amount not less than fifteen percent of the amount owed. The Company has been unsuccessful to date in obtaining suitable alternative sources of financing.

Beginning July 25, 2003 through October 17, 2003, the Company had been paying SouthTrust Bank $10,000 per week. At September 30,
2003, the total principal amount owed to SouthTrust Bank was $1,232,814.


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

ITEM 3.   CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures has been evaluated as of September 30, 2003, the ending date of this quarterly report, and, based on this evaluation, the Company has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II.
--------

Item 1.   Legal Proceedings


Lawsuit by SouthTrust Bank
--------------------------

On May 23, 2003, SouthTrust Bank instituted suit against the Company's wholly owned subsidiary, Paintball Inc. in the Court of Common Pleas in Greenville, South Carolina seeking recovery of $1,327,813.38, the principal due on a promissory note dated December 30,2002 with a maturity date of April 30, 2003. The suit additionally seeks interest and attorneys' fees in an amount not less than fifteen percent of the amount owed. As of the date of the accompanying Consolidated Balance Sheet, the principal amount owed to SouthTrust Bank had been reduced to $1,242,814.

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

Lawsuit by Larry Cossio against the Company, Paintball Inc., ILM, Inc. and Mr. Fairbanks
------------------------------------------------------------
On March 6, 2003, Larry Cossio, the former President of Paintball's insurance subsidiary ILM, Inc., filed suit against William R. Fairbanks, the Company's President, Chief Executive Officer and majority shareholder and one of its directors, the Company, Paintball and ILM, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. On March 5, 2003, Mr. Cassio provided Mr. Fairbanks with a letter indicating that he was resigning his employment with "the Company" (without defining "the Company" in his letter).

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

The Company currently believes that Mr. Cossio's complaints are without merit and intends to vigorously defend against this action.

The Company has filed a counterclaim alleging Mr. Cossio has breached his non compete contract. The case must be mediated on or before January 3, 2004.


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

Other Events
------------

On July 16, 2003, Paintball, Inc., a wholly owned subsidiary of
American Sports Development Group, Inc., filed for reorganization under Chapter 11 of the Federal
Bankruptcy Act, in the United States Bankruptcy Court,
District of South Carolina. Paintball was not able to secure a further extension from SouthTrust Bank on its line of credit or able to renegotiate its terms.

The filing of a bankruptcy case, under any chapter of the Bankruptcy Code, triggers an injunction against the continuance of any action by any creditor against the debtor or the debtor's property pursuant to 11 U.S.C. 362. The is commonly referred to as an "automatic stay."

The automatic stay gives the debtor protection from creditors, subject to the oversight of the bankruptcy judge, and brings all of the debtor's assets and creditors into the same forum, the bankruptcy court, where the rights of all concerned can be balanced.

Generally, the automatic stay prohibits:

   *  Beginning or continuing law suits
   *  Collection calls
   *  Repossessions
   *  Foreclosure sales
   *  Garnishment or levies

The automatic stay usually remains in effect until a judge lifts the stay at the request of a creditor; the debtor gets a discharge; or the item of property is no longer property of the estate.

Consequently, with regard to any of the litigation where the Company's subsidiary, Paintball, Inc., is a party, the Company believes that the actions involved are stayed as they relate to Paintball, Inc.

In September 2003, Accucaps Industries Limited ("Accucaps") submitted an offer to the Company's subsidiary, Paintball Inc., proposing to purchase assets, inventory and intellectual property of Paintball Inc., and to provide interim financing pending such sale. Because the Bankruptcy Court for the District of South Carolina would not approve a certain proposed term of the sale, Accucaps rescinded its offer.

The Company continued to seek suitable merger or acquisition partners during this process, but was not successful. As a result, and due to Paintball's continuing incurrence of losses, on October 31, 2003, Paintball Inc. effectively ceased operations and its employees were terminated.

On November 6, 2003, Paintball Inc.'s bankruptcy status was converted from Chapter 11 of the Bankruptcy Act to Chapter 7. Chapter 11 of the Bankruptcy Act pertains to reorganizations, whereas Chapter 7 relates to liquidation. As of November 11, 2003, a Trustee had not yet been appointed.

The Company continues to seek suitable merger or acquisition partners but there can be no assurance that such efforts will be successful.

From time to time, the Company is party to ordinary routine product liability litigation, contract breach litigation, or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that any such actions would be presently stayed as they relate to the Company's subsidiary, Paintball, Inc.

Item 3.  Defaults Upon Senior Securities

The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit was restructured into a Promissory Note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate (4.25% at March 31, 2003) plus one percent. The Promissory Note is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. The Company was unable to pay the Promissory Note at April 30, 2003. The bank informed the Company that it would not renew the note and in May 2003, instituted suit against the Company's subsidiary Paintball Inc., seeking recovery of the principal amount and additional interest and expenses in an amount not less than fifteen percent of the amount owed. The Company has not been successful in obtaining alternative sources of credit.

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

(3) On September 9, 2003, the Company filed a Report on Form 8-K stating that Paintball Inc., a wholly owned subsidiary of the Company, had entered into a Letter of Intent with Accucaps Industries Limited. The Letter of Intent is subject to due diligence and the execution of a definitive agreement, which is subject to the approval of the Bankruptcy Court in South Carolina. The letter of intent contemplates the sale of assets, inventory and intellectual property for a total purchase price of $1,000,000. In addition, the letter of intent contemplates the execution of employment agreements with William R. Fairbanks and Douglas Brown, as well as a break up fee in the event Paintball Inc. accepts an offer greater than $1,150,000 from a third party.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.


                           SIGNATURES


In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has duly authorized this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2003

                                     /s/William R. Fairbanks
                              ---------------------------------------
                                      William R. Fairbanks
                              President and Chief Executive Officer
                              American Sports Development Group, Inc.