Form 10QSB/A
period 2003-09-30
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2003-11-17
CIK 1073874

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

This Amendment to the Company's Form 10QSB for the period ended September 30, 2003 filed with the U.S. Securities & Exchange Commission on November 14, 2003 is filed for the purpose of inserting the Company's Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2002, which financial statement was inadvertently omitted at the time of submission.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.

                              INDEX


PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Consolidated Balance Sheet at September 30, 2003 and
          December 31, 2002

          Consolidated Statements of Operations for the Nine
          Months Ended September 30, 2003 and 2002

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 2003 and 2002

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

        AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                               2003              2002
                                           ------------      ------------
                                                    (unaudited)
                                                    -----------
Net sales                                  $  5,118,229      $ 15,626,199
Cost of sales                                 3,799,693        12,306,181
                                           ------------      ------------
Gross profit                                  1,318,536         3,320,018

Selling, general and
  administrative expenses                     2,865,848         3,900,975
                                           ------------      ------------
Loss from operations                         (1,547,312)         (580,957)

Other income (expense):
Interest expense, net                           (71,903)          (65,082)
Other income, net                                  -               15,103
                                           ------------      ------------
                                                (71,903)          (49,979)

Loss before income taxes                     (1,619,215)         (630,936)

Income tax expense                                 -             (173,452)
                                           ------------      ------------
Net loss                                   $ (1,619,215)     $   (457,484)
                                           ============      ============


Net loss per common share
Basic and diluted                          $      (0.03)     $      (0.01)
                                           ============      ============

Weighted average shares outstanding          64,382,149        33,783,278
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