Form 10KSB
period 2003-12-31
AMERICAN SPORTS DEVELOPMENT GROUP INC
filed 2004-10-18
CIK 1073874

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities
    Exchange Act of1934.

    For the fiscal year ended December 31, 2003
                              -----------------

[ ] Transition report under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from __________ to __________


             AMERICAN SPORTS DEVELOPMENT GROUP, INC.
         ----------------------------------------------
         (Name of Small Business Issuer in Its Charter)

       Delaware               0-26943                95-4847818
---------------------   ---------------------    -------------------
   (State or Other      (Commission File No.)       (IRS Employer
   Jurisdiction of                               Identification No.)
   Incorporation or
     Organization)


155 Verdin Road, Greenville, SC                           29607
--------------------------------------------    --------------------
(Address of principal executive offices)               (Zip Code)

                           864-672-2734
          ------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

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

Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $395.880, excluding sales of its bankrupt subsidiary, Paintball
Inc., of $5,284,697.


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $2,103,003 as of September 7, 2004, based on a closing price as of that date of $0.03 per share.


The number of shares outstanding of the issuer's Common Stock, par value $0.001 per share; as of September 7, 2004, was 70,100,098.

                2. DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement  for the 2003 Annual
Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format    Yes [ ]   No  [X]

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

FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH BELOW UNDER THE HEADING "RISK FACTORS" IN THIS ANNUAL REPORT AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT. AN INVESTMENT IN OUR COMMON STOCK INVOLVES THESE RISKS, AND YOU SHOULD CONSIDER THESE RISKS BEFORE MAKING A DECISION TO INVEST IN OUR COMMON STOCK.

PROSPECTIVE PURCHASERS OF OUR COMMON STOCK MUST BE PREPARED FOR
THE POSSIBLE LOSS OF THEIR ENTIRE INVESTMENTS.

INTRODUCTION

The terms "ASDG," "us," "we," "our" and the "Company" refer to
American Sports Development Group, Inc. and, unless the context otherwise requires, its consolidated subsidiaries, American
Inflatables, Inc., Paintball Incorporated and ILM, Inc.

The current Company was formed on May 17, 2002 by the combination of two businesses: (i) Paintball Incorporated, a South Carolina corporation formerly known as "American Sports Development Group, Inc." and "National Paintball Supply Company, Inc." and (ii) American Inflatables, Inc., a Delaware corporation formerly known as "Global Lock Corporation" and "GlobaLock Corporation."

BANKRUPTCY FILING IN FISCAL YEAR 2003
-------------------------------------

On July 16, 2003, Paintball, Inc., a wholly owned subsidiary of American Sports Development Group, Inc., filed for reorganization under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, District of South Carolina. The Chapter 11 filing was due to Paintball Inc.'s inability to secure a further extension from SouthTrust Bank ("SouthTrust") on its line of credit or able to renegotiate its terms.
The filing of a bankruptcy case, under any chapter of the Bankruptcy Code, triggers an injunction against the continuance of any action by any creditor against the debtor or the debtor's property pursuant to 11 U.S.C. 362. This is commonly referred to as an "automatic stay."

The automatic stay gives the debtor protection from creditors, subject to the oversight of the bankruptcy judge, and brings all of the debtor's assets and creditors into the same forum, the bankruptcy court, where the rights of all concerned can be balanced.
Generally, the automatic stay prohibits:

*    Beginning or continuing lawsuits
*    Collection calls
*    Repossessions
*    Foreclosure sales
*    Garnishment or levies

The automatic stay usually remains in effect until a judge lifts the stay at the request of a creditor; the debtor gets a discharge; or the item of property is no longer property of the estate.

In September 2003, Accucaps Industries Limited ("Accucaps") submitted an offer to the Company's subsidiary, Paintball Inc., proposing to purchase certain assets, inventory and intellectual property of Paintball Inc., and to provide interim financing pending such sale. Because the Bankruptcy Court for the District of South Carolina would not approve a certain proposed term of the sale, Accucaps rescinded its offer.

The Company continued to seek suitable merger or acquisition partners during this process, but was not successful. As a result, and due to Paintball Inc.'s continuing incurrence of losses, on October 31, 2003, Paintball Inc. effectively ceased operations and its employees were terminated.

On November 11, 2003, Paintball Inc.'s bankruptcy status was converted from Chapter 11 of the Bankruptcy Act to Chapter 7.
Chapter 11 of the Bankruptcy Act pertains to reorganizations, whereas Chapter 7 relates to liquidation.

Under the provisions of Chapter 7 of the Bankruptcy Act, the Company has effectively lost control of the assets and the operations of its subsidiary, Paintball Inc. As of November 11, 2003, Paintball Inc. ceased its operations. In the accompanying consolidated financial statements included elsewhere in this report on Form 10-KSB, the financial position, results of operations and cash flows of Paintball Inc. have been presented as a discontinued operation.

In January 2004, Accucaps submitted a second offer to purchase certain of Paintball Inc.'s assets, including inventory and intellectual property for $850,000. The Bankruptcy Court accepted this offer and approximately $737,833 of these funds was paid to SouthTrust , in partial satisfaction of Paintball's liability to South Trust of approximately $1,203,000. American Sports Development Group, Inc. does not have any liability to SouthTrust, although certain corporate officers remain personally liable to SouthTrust for the balance of the debt incurred by the Company's subsidiary, Paintball Inc.

Exclusive of the bankrupt subsidiary, the Company has two operating subsidiaries named "American Inflatables, Inc.," a Delaware corporation and ILM, Inc., a South Carolina corporation.
For purposes of this Annual Report:.

    (1)   "THE COMPANY" and "ASDG" will refer to the post-May
          17, 2002 consolidated companies, the parent of which now bears the name
          "American Sports Development Group, Inc."

    (2) "PAINTBALL" will refer to both (1) the pre-May 17,2002 independent Paintball Incorporated, which formerly bore the names "American Sports Development Group, Inc." and "National Paintball Supply Company, Inc." and
          (2) the Company's post-May 17, 2002 operating subsidiary, Paintball Incorporated.

    (3) "INFLATABLES" will refer to both (1) the pre-May 17, 2002 independent American Inflatables, Inc., which was a publicly traded company and (2) the Company's post-May 17, 2002 operating subsidiary, American Inflatables, Inc.

Prior to its bankruptcy under provisions of Chapter 7 of the Bankruptcy Act, Paintball was engaged in the business of manufacturing and distributing paintball gaming supplies (the "Paintball Business"). Inflatables is engaged in the business of manufacturing and marketing inflatable blimps and other custom inflatable products for advertising purposes (the "Inflatables Business"). ILM, Inc. is an independent insurance agent representing several insurance companies and brokers who insure mainly paintball gaming fields, stores, distributors and manufacturers. Paintball Games.com Inc. operated a web site designed to promote the Company's paintball products, but the web site is currently inactive.

HISTORY

Inflatables was formed in August 1998 under the laws of the State of Delaware with the name "Global Lock Corporation," subsequently changed to "GlobaLock Corporation" ("Globalock"), for the purpose of engaging in a merger with an operating entity. In December 1999, GlobaLock merged with Can/Am Marketing Group, LLC, a California limited liability company formed in 1997 which was engaged in the Inflatables Business. After the merger, GlobaLock changed its name to "American Inflatables, Inc." and continued to operate the Inflatables Business. Its stock was traded on the NASD Over-the-Counter Bulletin Board under the symbol "BLMP."

On October 12, 2000, Inflatables entered into a merger agreement with Paintball, then known as "National Paintball Supply Company, Inc.," a South Carolina corporation that provided for the merger of a subsidiary of National Paintball Supply Company, Inc. into Inflatables, making Inflatables a wholly-owned subsidiary of National Paintball Supply Company, Inc. The merger was never consummated and was replaced with the business combination described in the paragraph immediately below. In the interim, National Paintball Supply Company, Inc. formed a subsidiary named Paintball Incorporated. National Paintball Supply Company, Inc. also changed its name to "American Sports
Development Group, Inc." on January 23, 2002.

On May 17, 2002, Inflatables acquired Paintball, at that time known as "American Sports Development Group, Inc." in a transaction that was treated for accounting purposes as the acquisition of Inflatables by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball, making it a wholly owned subsidiary of Inflatables.

In June 2002, after the reverse acquisition, the combined companies were restructured as follows:

    (1)   Paintball's wholly-owned subsidiary, Paintball
          Incorporated, was merged into Paintball with Paintball as the surviving company but with its name changed from "American Sports Development Group, Inc." to
          "Paintball Incorporated";

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

The result of the June 2002 restructuring was that the old Inflatables survived as the parent company with the name "American Sports Development Group, Inc." and with four wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the Paintball Business, (2) the new Inflatables, a Delaware corporation named "American Inflatables, Inc.," conducting the Inflatables Business (3) ILM, Inc., an insurance agent conducting the insurance related business and (4) Paintballgames.com, an inactive subsidiary. The Company's stock symbol was also changed from "BLMP" to "ASDP" (sic). As a result of not filing timely this Form 10-KSB in a timely manner, the Company's stock symbol is currently "ASDP.PK".

THE PAINTBALL BUSINESS

Paintball was organized in 1989. Based on its own evaluation of its competitors, the Company believes that until its filing of protection under Chapter 11 of the bankruptcy laws and the subsequent conversion to Chapter 7 of the Federal Bankruptcy Act, it had been a leading wholesale distributor and manufacturer of paintball gaming supplies in terms of revenues, number of customers, and range of products offered. "Paintballing" is considered an "extreme sport" and involves participants shooting "paintballs" at targets or other persons, generally in a competitive situation. Paintballing is an international sport that is played in virtually all industrialized countries, as well as the Eastern Bloc countries and the Far East. Paintball's sales were predominately in the United States, with less than 5% of its sales earned in overseas markets. Paintball distributed more than 3,000 products used in the paintball industry. Examples of these products include paintball guns (sometimes called "markers"), paintballs, and safety equipment such as goggles and protective clothing.

Based on its own analysis of its competitors' web sites and printed catalogues, the Company believed that Paintball had one of the more comprehensive product lines in paintball, aimed primarily at the second stage and more "advanced" player base. Paintball's primary customers were paintball fields and stores worldwide, and to a lesser extent, the mass merchant arena through certain key customers. Paintball generally did not compete in the "beginner" market, believing that many of those purchasers only use the products to a limited extent. Because of the disposable nature of paintballs and the increasing technical sophistication of the products, advanced players may spend thousands of dollars per year on the sport. The Company believed that these players require a level of equipment that had not typically been found in a mass merchant environment, except to a limited extent among specialized sporting goods retailers.

The Company believes that the sport of paintball has had excellent growth over the past several years, facilitated in part by the sport now being considered to be a mainstream extreme sport. This is evidenced by the availability of paintball products in the sporting goods department of nearly every major sporting goods chain. This has helped to expand paintball to the general public, instead of just enthusiasts. The Company believes that the sport will continue to grow in popularity at all levels.

PAINTBALL PRODUCTS

As mentioned above, the Company believed that Paintball carried one of the more comprehensive lines of paintball products in the business, with over 3,000 line items specifically for paintball. In addition to carrying nearly every major brand in most categories, Paintball also manufactured through exclusive arrangements with various subcontractors, nearly 300 various items, which it distributed under a variety of brand names it controls.

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

Because of certain problems inherent in manufacturing paintballs (such as significant capital costs) and an extremely competitive environment among manufacturers, Paintball chose not to manufacture paintballs. Instead it had several brands private-labeled on its behalf. Based on numerous conversations between the Company's management and serious paintball enthusiasts, Paintball believed that it had some of the premier paintball brands. They included Proball and Powerball. These brands include several different levels of product names within the overall level brand names. Paintball also distributed several other well-known brands, giving it one of the most comprehensive lineups of paintballs available in the industry.

Paintball Markers or Guns.

Paintball carried an extensive line of paintball "markers" or "guns," including such well known names as Tippmann, Kingman, Sheridan, Worr Games, WDP, Airgun Designs and GT. Through an affiliated company, Genesis Trading, Paintball maintained exclusive distribution rights for the premier paintball manufacturing operation in mainland China.

Accessory Items.

Paintball carried thousands of accessory items, ranging from goggles, soft goods, after market parts, barrels and clothing. Many of these involved other manufacturers' brand name accessories, as well as many of its own brands. The accessory market accounted for nearly half of its sales and a larger portion of its profits.

PAINTBALL SALES AND DISTRIBUTION

Paintball operated from two warehouses and sales offices located in Paramount, CA and the home office and operations center located in Greenville, SC. Total office and warehousing space between the two locations was approximately 50,000 square feet. The majority of its sales from these locations were to paintball fields and stores. These ranged from "paintball only" stores, to hobby and hardware stores, skateboard shops, and gun shops. Paintball's sales staff possessed significant knowledge of the sport and offered significant assistance to new dealers and fields. The Company concentrated its efforts on the small to intermediate size customer, offering them competitive pricing and exceptional service that the Company believed customers were not likely to get from other distributors.

Paintball also maintained two retail facilities associated with their warehouse locations. Besides servicing the local players, these retail facilities helped Paintball to get immediate customer feedback on new products and keep up-to-date on current trends. Paintball also maintained several web sites, and provided fulfillment functions for other third party websites. In connection with its fulfillment functions, other website owners sent their customers' orders to Paintball, and Paintball shipped products directly to the customers. The customer paid full retail price (as set forth on the third party website) and the third party owner was paid an agreed upon amount.

Paintball purchased a substantial portion of its goods from Tippmann Pneumatics, Inc. and Nelson Technologies, Inc. At December 31, 2002 and November 11, 2003, (the date of conversion to Chapter 7 of the Bankruptcy Code) the combined amounts due to these suppliers were $1,540,939 and $1,344,707, respectively.

PAINTBALL INTELLECTUAL PROPERTY

Paintball owned the registered trademarks "Proball" and "Power
Ball." Paintball sold paintballs under these trademarks manufactured by third parties under contract from Paintball.
Paintball also owned in excess of a dozen web site domains.

PAINTBALL COMPETITION

The paintball market is extremely competitive and fragmented. Certain competitors of Paintball are significantly larger and have significantly greater resources than Paintball. Competitors include public companies, as well as smaller operations. Paintball estimates that there may be as many as 100 competitors that competed in one manner or another against Paintball. On the wholesale side of the business, there are two other large distributors that Paintball considered to be significant competitors. Also, manufacturers at times distribute products and were, therefore, competitive with Paintball.

During the period the Company operated its paintball subsidiary, the principal competitive factors in this market were price, product range, product availability, brand name recognition and awareness, customer service, and warehouse and shipping capabilities. Paintball believed that it was competitive in each of these categories, although in many instances, it did not seek to be the "low cost provider."

THE INFLATABLES BUSINESS

The Company's wholly owned subsidiary American Inflatables, Inc. is engaged in the manufacturing and marketing of inflatable blimps and other custom inflatable products. These products are typically used for advertising purposes. Its products (whether floating, flying or tethered) are designed to create strong brand awareness and offer an effective low cost form of advertising.

INFLATABLES OPERATIONS AND PRODUCTS

Inflatables designs and manufactures both hot air and cold air inflatable advertising devices. Hot air inflatables are usually filled with helium, a non-flammable gas that floats through the air. An electrical fan, providing a constant flow of air, usually powers cold air inflatables. Both styles of inflatables can either be rooftop-based or ground-based.

Inflatables' products are primarily manufactured at the Company's facility in Greenville, South Carolina. Inflatables uses lightweight and durable fabrics, primarily composed of coated nylon webbing and stainless steel rivets. Inflatables believes that this makes each inflatable product easy to handle, portable, and easily installed and dismantled without special equipment. Inflatables' products range from custom inflatable designs and huge product replicas, to low cost designs such as cold air and helium filled advertising balloons, airships, `hot air balloon' rooftop displays, airborne helium balls and large flying signs. Inflatables seeks to maintain its commitment of producing effective promotional specialties of the highest caliber in quality, durability and craftsmanship.

Inflatables' strategy is to offer the most cost-effective solutions and options in the industry. Its products are designed for rapid set-up and quick deflation, breakdown and packing. Unlike billboards, these products are reusable both indoors and outdoors. Also, helium inflatables offer an aerial advantage with greater visibility from a great distance. Inflatables believes that these products provide the power of billboard advertising at a lower cost, with greater portability and reusability. Inflatables can also be used in retail situations as a sophisticated point-of-purchase display aid. A typical Inflatables' customer order ranges from $1,000 to $10,000.

INFLATABLES SALES AND MARKETING

Inflatables' products are marketed as being an effective medium for attracting new customers. Inflatables secures orders through its in-house marketing and sales staff who are paid solely on a commission basis. After Inflatables receives an order, Inflatables' design staff works with the salesperson that generated the order to develop the design. The mock up design is then submitted to the customer for approval. After the customer approves the design, Inflatables' manufacturing staff commences work on the product. For most orders, Inflatables has found that from product design to product completion, Inflatables' manufacturing process requires seven to 10 days. After completion, each product is then shipped to the customer via overnight carrier. Each inflatable product is packaged and delivered to the customer with instructions to assist the customer in erecting the product for maximum marketing impact. Customers are responsible for all installation.

INFLATABLES COMPETITION

The inflatable advertising market is very competitive. It is a very fragmented industry, with numerous competitors manufacturing and selling several different types of products. These types of products include helium blimps, spheres and custom shapes that fly on a tether. Ground-based competitive products include "regular hot air shaped balloons," custom shaped cold air units and the super fan dancing inflatables. Certain manufacturers of inflatables focus on only one of these product types. Inflatables manufactures and distributes all of these general types.

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

A large part of Inflatables' sales are custom or one-of-a-kind products. Therefore, Inflatables does not maintain an inventory of completed or partially completed products. As all of its products are produced to order, production, planning and control are critical to meet customer delivery requirements. Inflatables' delivery schedule is generally two to four weeks, which Inflatables believes is an industry norm.

For each of these product types, competitors range from smaller private companies to divisions of larger companies, many of which are significantly larger than Inflatables and have significantly greater resources. Inflatables estimates that no competitor has more than 10% of the overall inflatables market.

EMPLOYEES

As of September 7, 2004 the Company had a total of 5 employees, 3 of whom are full-time employees. The Company and its two remaining operating subsidiaries, American Inflatables, Inc. and ILM, INC, employ all of the Company's employees.

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

THE COMPANY'S INDEPENDENT AUDITORS INCLUDED A "GOING CONCERN"
QUALIFICATION IN THEIR REPORT ON THE COMPANY'S AUDITED
CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL YEAR 2002 INCLUDED
IN THIS ANNUAL REPORT.

The Company's audited consolidated financial statements for fiscal years 2002 and 2003 included in this Annual Report were prepared based on the assumption that the Company would continue as an operating business or a "going concern." The Company's independent auditors indicated in their report on these financial statements, which report is included under Item 7 of this Annual Report, that the Company's recurring losses, lack of working capital and past-due obligations raised substantial doubt about the Company's ability to continue as a going concern. Although the Company's management believed that the Company would survive as a going concern, its inability to raise additional capital and/or arrange an adequate merger or sale of the Company led to the conversion of its dominant subsidiary, Paintball Inc., from Chapter 11 of the Federal Bankruptcy Laws to Chapter 7 of the Federal Bankruptcy laws in November 2003. Since Paintball Inc. was the dominant subsidiary of the company; its conversion to Chapter 7 effectively meant the Company ceased to operate as a going concern.

AT NOVEMBER 11, 2003, THE DATE OF CONVERSION TO CHAPTER 7 OF THE
FEDERAL BANKRUPTCY LAWS, PAINTBALL INC.'S NET SHAREHOLDERS'
DEFICIT TOTALLED APPROXIMATELY $3.6 MILLION.

The Company's bankrupt subsidiary's (Paintball Inc.) total liabilities were approximately $4.9 million at November 11, 2003 and its total assets were approximately $1.3 million. The majority of the liabilities are well more than 90 days past due. The Company no longer has control over the collection of receivables or payment of liabilities. Such control is now vested with the Trustee of the Bankruptcy Court. The Company believes it is highly unlikely that liabilities of the bankrupt subsidiary will be paid in full. There can be no assurance that lack of payment will not precipitate legal action by creditors in the future.

INFLATABLES IS OVER $300,000 IN ARREARS ON ITS 2001 FEDERAL
PAYROLL WITHHOLDINGS.

Prior to Inflatables' business combination with Paintball in May 2002, Inflatables failed to pay to federal and state taxing authorities an aggregate of approximately $317,000 in payroll income tax withholdings for the 2001 calendar year. As of December 31, 2002, this amount had increased to approximately $322,000. The Company is currently preparing a settlement offering with the Internal Revenue Service. However, if the Company cannot arrange a suitable payment plan with the IRS for Inflatables' accrued withholding liability, the Company could be materially adversely affected. Inflatables began utilizing a payroll service in 2002 which resulted in Inflatables paying its payroll holdings to the IRS; therefore the Company believes Inflatables paid its payroll income tax withholdings in 2002 and 2003. Depending upon the amount finally settled with the IRS, if such a settlement occurs at all, the Company will attempt to pay such settlement through cash generated by operations. However, considering the current poor financial results, there can be no assurance that the Company will generate income from operations in 2004 or be able to obtain new credit to pay Inflatables' tax obligation.

If tax authorities were to force Inflatables to pay this liability before the Company has generated net income from operations or obtained sufficient credit, the Company's business could be materially adversely affected.


PAINTBALL'S $1,327,813 PROMISSORY NOTE TO SOUTHTRUST BANK MATURED
ON APRIL 30, 2003, AND SOUTHTRUST BANK DID NOT RENEW THE NOTE.

The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit was restructured into a promissory note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate plus one percent. The promissory note provided that it is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. SouthTrust Bank did not renew the note. Between April 30 and November 11, 2003, Paintball paid approximately $125,000 against this line of credit and an additional $737,000 was paid to SouthTrust in partial settlement of this note. Such funds were generated through the sale of certain assets and intellectual properties of the bankrupt subsidiary, Paintball Inc. Additional payments to SouthTrust after November 11, 2003, if any, generated by collections of accounts receivable have been made under the control of the Bankruptcy Trustee.


THE INFLATABLES BUSINESS HAS OPERATED AND CONTINUES TO OPERATE AT
A LOSS.

Prior to Inflatables' business combination with Paintball in May 2002, there was substantial doubt about Inflatables' ability to continue to operate as a going concern as noted by Inflatables' independent auditors Merdinger Fruchter Rosen & Company, P.C. in its report on Inflatables' financial statements included in its Annual Report on Form 10-KSB for the 2001 fiscal year. The Inflatables business continues to be unprofitable, generating a net loss of approximately $313,000 from May 17, 2002, the date of closing of the business combination, to December 31, 2002. During 2003, net losses continued due to a decrease in marketing efforts and Inflatables generated a net loss for 2003 of approximately $127,000. The failure of the Inflatables Business to become profitable would have a material adverse effect on the Company.

THE COMPANY'S COMPETITORS COULD HARM ITS BUSINESS OPERATIONS.

Competition in the advertising industry, the industry in which the Inflatables Business operates, is intense. Many of our competitors have substantially more experience, financial and technical resources and productions, marketing and development capabilities than Inflatables. Many of the same competitive conditions exist in the insurance industry, where the Company's ILM, Inc. subsidiary operates.

THE COMPANY IS HEAVILY DEPENDENT UPON ITS CEO, AND THE LOSS OF
THIS INDIVIDUAL WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE
COMPANY.

The Company is dependent upon the services of William R.
Fairbanks, its President and Chief Executive Officer. The loss of services of Mr. Fairbanks would have an adverse effect on the Company. No assurance can be given that a replacement for Mr.
Fairbanks could be found if his services were no longer available.

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER OWNS A MAJORITY OF OUR
STOCK AND CONTROLS THE COMPANY.

Mr. Fairbanks, our President and Chief Executive Officer, owns approximately 57.0 % of our Common Stock, either directly or indirectly, and controls the Company. Accordingly, he has the ability to unilaterally determine the outcome of most corporate transactions and business decisions, and potential purchasers of the shares will have limited ability to affect decisions made by management.

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


OUR SHARES MAY NOT BECOME LIQUID.

The prices of our Common Stock are quoted under the symbol "ASDP.PK" (sic) in the Over-the-Counter (the "OTC") Bulletin Board, an electronic quotation service maintained by the National Quotation Bureau for the National Associations of Securities Dealers, Inc. for securities not traded on a national, regional or other securities exchange. During the second quarter of 2004, as a result of not timely filing Form 10-KSB for the fiscal year ended December 31, 2003, the prices of our common stock began being listed on the "Pink Sheets", rather than the former listing on the OTC Bulletin Board. The OTC Bulletin Board does not provide the level of liquidity provided by securities exchanges, and the public market may not develop for our shares. Purchasers of shares will have no right to present shares to us for repurchase. Purchasers of shares who wish to terminate their investment in the shares must rely solely upon their ability to sell or otherwise transfer their shares, subject to applicable securities laws. Consequently, purchase of shares should be considered only as a long-term investment.

WE MAY NEED TO OBTAIN CAPITAL, AND THE AVAILABILITY OF ADDITIONAL
FUNDING IS DOUBTFUL.

Achieving and maintaining competitiveness of our products may require additional funds. It is possible that additional cash will be required to develop, promote, produce and distribute our inflatables advertising and insurance related products. Such additional cash may be received from public or private funding transactions, as well as borrowing and other resources. To the extent that additional cash is received by the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. There can be no assurance that additional funding, if any, will be available on favorable terms. If adequate cash is not available, we may be required to curtail operations significantly or obtain cash by entering into arrangements with collaborative partners or other persons that may require us to relinquish rights to certain of our products that we would not otherwise relinquish.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's headquarters are located in Greenville, South
Carolina. Until the conversion of the Company's bankruptcy status from Chapter 11 to Chapter 7 of the Federal Bankruptcy Laws, the

Company operated two warehouses and sales offices, located in Paramount, California and the Greenville, South Carolina headquarters. The Company shut a warehouse and sales office in Irving, Texas in 2003. Total office and warehousing between the two remaining locations is approximately 50,000 square feet. All office and warehousing facilities are leased. The Company's office, retail and warehousing facility in South Carolina is leased from NP Realty Company, Inc., which is related to the Company through common ownership. Minimum rentals under this lease are $160,000 per year through its expiration in December 2004. (See Notes to the Consolidated Financial Statements for the years ended December 31, 2003 and 2002) included in this Annual Report and incorporated herein by reference. Monthly rent for the California lease, which is a month-to-month lease, is approximately $5,200. All inflatables manufacturing is conducted at the Company's Greenville, South Carolina location. Subsequent to the conversion of bankruptcy status to Chapter 7 in November 2003, the Company ceased warehousing paintball products and conducting paintball sales out of the Greenville, South Carolina and Paramount, California locations. The Company still maintains its corporate headquarters at the Greenville, South Carolina location. The Company has no current plans to improve or further develop any of its properties. The Company maintains casualty and property-owners liability insurance on its facilities with coverage that the Company believes is commercially reasonable.

Paintball's $1,327,813 promissory note to SouthTrust Bank which matured on April 30, 2003 provides that it is secured by all of Paintball's current and after-acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment, and proceeds and products thereof. SouthTrust Bank did not renew the
note.   The Company was not successful in its efforts to secure
alternative forms of financing. See "Managements' Discussion and Analysis - Liquidity and Capital Resources" which information is incorporated herein by reference.

Property and equipment is stated at cost in the Company's consolidated financial statements. Leasehold improvements are depreciated using the straight-line method over the shorter of 39 years or the life of the lease. Property tax expense for the South Carolina, California and Texas properties was approximately $4,700 for fiscal year 2003.

The Company generally does not invest in real estate, mortgages or securities of entities or interests in entities engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS.

LAWSUIT BY LARRY AND MARCELA COSSIO

On March 6, 2003, Larry Cossio, the former President of the Company's insurance subsidiary ILM, Inc., filed suit against William R. Fairbanks, the Company's President, Chief Executive Officer and majority shareholder and one of its directors, the Company, Paintball and ILM, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. On March 5, 2003, Mr. Cossio provided Mr. Fairbanks with a letter indicating that he was resigning his employment with "the Company" (without defining "the Company" in his letter). The list of defendants was subsequently expanded to include Doug Brown, (Vice President of the Company), Specialty Insurance Services, International Management Associates, Inc. Red Oak, Ltd., Genesis Trading, Inc., Genesis Racing and NP Realty Company, LLC. (the "Participating Defendants".) Generally, the suit sought (a) rescission of Paintball's July 2001 acquisition of Mr. Cossio's business, (b) damages, including actual damages and with respect to some claims, consequential damages, compensatory damages, treble damages, punitive damages, costs, attorneys fees and interest, and (c) specific performance, injunctive relief and other equitable remedies with respect to some of his causes of action.

On March 3, 2004, all elements of the suit were settled.
Included in the settlement was the acceptance of ownership by the Cossios of 897,495 shares of the Company's common stock (the "Conveyed Shares"). The Cossios agreed to offer the Conveyed Shares for sale at market price in increments of 100,000 shares or less at a time. In addition, the Company agreed to transfer all rights to the domain "Paintballinsurance.com" to the Cossios.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's Common Stock was originally traded on the NASD Over-the-Counter Bulletin Board exchange (the "OTC-BB") under the symbol "ASDP" (sic). From April 24, 2001 to July 10, 2002, the stock traded on the OTC-BB under the market symbol "BLMP". From December 28, 1999 to April 23, 2001, the stock traded on the OTC-BB under the market symbol "GLLK." Prior to December 28, 1999, there was no public market for the Company's common stock. Since the commencement of trading in the Common Stock, there has not been a firmly established public trading market for the Common Stock. The Company is currently in an out of compliance position with regards to its inability to timely file Form 10-KSB for fiscal year 2003 and Form 10-QSB for the quarter ended March 31, 2004. As a result, the Company's common stock is currently listed on the "pink sheets" under the symbol "ASDP.PK"

Set forth below is the high and low price for the Common Stock for the 2003 and 2002 fiscal years as listed on Nasdaq's web site at www.nasdaq.com. Quotations reflect inter-dealer prices,
   --------------
without retail mark-up, mark-down or commission, and may not represent actual transactions.


-------------------------------------- -----------------------------------
              2002                                    2003
-------------------------------------- -----------------------------------

 Quarter        High          Low         Quarter       High        Low
------------ ------------ ------------ ------------ ------------ ---------
   1st          $0.25        $0.11         1st          $0.28      $0.05
   2nd           0.77         0.18         2nd           0.48       0.025
   3rd           0.47         0.26         3rd           0.13       0.03
   4th           0.43         0.12         4th           0.15       0.04
------------ ------------ ------------ ------------ ------------ ---------

As of April 29, 2004, there were 420 record holders of the Company's Common Stock. The closing bid price of the Common
Stock was $0.04 per share. The Company has never paid dividends with respect to its Common Stock.

Set forth below is a description of unregistered sales of the Company's securities during fiscal year 2003 and the fourth quarter of 2002. The Company believes that the transactions described below were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because of the small number of stock purchasers in each transaction.

  * On November 7, 2003, the Company issued 100,000 shares of its Common Stock in exchange for professional services rendered during 2003. The closing price of the Company's Common Stock at date of issuance was $0.12 per share.

  * On November 7, 2003, the Company issued 4,900,000 shares of its Common Stock in exchange for consulting services to be rendered from November 16, 2003 through November 16, 2004. The closing price of the Company's Common Stock at date of issuance was $0.12 per share.

  * On July 21, 2003, the Company agreed to issue 1,000,000 shares of its Common Stock to in four installments from July 17, 2003 to October 17, 2003 in payment for consulting services rendered during that period. The closing price of the Company's Common Stock at date of issuance was $0.04 per share.

  * On December 24, 2002, the Company entered into a Business Consulting Agreement with Basic Investors Inc. pursuant to which the Company agreed to issue one million shares of its Common Stock in four quarterly installments beginning on December 24, 2002 in exchange for consulting services through December 24, 2003. In December 2002, 250,000 shares of Common Stock were issued under this agreement. No additional shares of Common

     Stock of the Company were issued during 2003 since there was no performance on the part of Basic Investors, Inc. during the year.

  * On November 21, 2002, the Company issued 250,000 shares of its Common Stock in satisfaction of an obligation of Paintball contained in an employment agreement and related termination agreement to issue $50,000 of Paintball's common stock to in the event that Paintball's common stock became publicly traded.

  * On November 21, 2002, the Company issued 897,495 shares of its Common Stock to Larry and Marcela Cossio in satisfaction of the $179,499 outstanding principal amount of Paintball's obligations to the Cossios under two notes. See Item 3, "Legal Proceedings" above for further detail.

  * On October 9, 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan (the "Plan") that was subject to the subsequent approval and adoption by the Company's shareholders. A copy of the Plan was filed as Exhibit 10.10 to the Annual Report on Form 10-KSB for the fiscal year 2002. However, due to the July 2003 filing for protection under Chapter 11 of the Federal Bankruptcy Act by Paintball, Inc., the Company's dominant subsidiary, and its subsequent conversion in November 2003 to Chapter 7, the Plan has been abandoned and the Company does not anticipate seeking shareholder approval or the subsequent issuance of Common Stock under the Plan.

  * In October 2002, the Company sold 800,000 shares of unregistered Common Stock at $0.25 per share pursuant to a stock subscription agreement dated October 3, 2002.

  * In September 2002, the Company sold 680,000 shares of unregistered Common Stock at $0.25 per share pursuant to a stock subscription agreement dated October 1, 2002.

  *  During September and October 2002, the Company also issued
     54,028 and 15,000 shares, respectively, of its common stock to two consultants in transactions registered on Forms S-8 filed with the Securities and Exchange Commission on September 30, 2002 and October 22, 2002 in satisfaction of payables owed to the consultants totaling approximately $14,300.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002.

BANKRUPTCY FILING BY PAINTBALL, INC.

On July 16, 2003, Paintball, Inc., a wholly owned subsidiary of American Sports Development Group, Inc., filed for reorganization under Chapter 11 of the Federal Bankruptcy Act, in the United States Bankruptcy Court, District of South Carolina. Paintball was not able to secure a further extension from SouthTrust Bank on its line of credit or able to renegotiate its terms.

The filing of a bankruptcy case, under any chapter of the Bankruptcy Code, triggers an injunction against the continuance of any action by any creditor against the debtor or the debtor's property pursuant to 11 U.S.C. 362. This is commonly referred to as an "automatic stay."

The automatic stay gives the debtor protection from creditors, subject to the oversight of the bankruptcy judge, and brings all of the debtor's assets and creditors into the same forum, the bankruptcy court, where the rights of all concerned can be balanced.

Generally, the automatic stay prohibits:

     *    Beginning or continuing lawsuits
     *    Collection calls
     *    Repossessions
     *    Foreclosure sales
     *    Garnishment or levies

The automatic stay usually remains in effect until a judge lifts the stay at the request of a creditor; the debtor gets a discharge or the item of property is no longer property of the estate.

In September 2003, Accucaps Industries Limited ("Accucaps") submitted an offer to the Company's subsidiary, Paintball Inc., proposing to purchase certain assets, inventory and intellectual property of Paintball Inc., and to provide interim financing pending such sale. Because the Bankruptcy Court for the District of South Carolina would not approve a certain proposed term of the sale, Accucaps rescinded its offer.

The Company continued to seek suitable merger or acquisition partners during this process, but was not successful. In November 2003, Paintball Inc.'s bankruptcy status was converted from Chapter 11 of the Bankruptcy Act to Chapter 7. Chapter 11 of the Bankruptcy Act pertains to reorganizations, whereas Chapter 7 relates to liquidation.

Under the provisions of Chapter 7 of the Bankruptcy Act, the Company has effectively lost control of the assets and the operations of its subsidiary, Paintball Inc. As of November 10, 2003, Paintball Inc. ceased its operations. In the accompanying consolidated financial statements included elsewhere in this report on Form 10-KSB, the financial position, results of operations and cash flows of Paintball Inc. have been presented as a discontinued operation. Financial information as of and for the year ended December 31, 2002 has been restated to conform to the 2003 presentation.

In January 2004, Accucaps submitted a second offer to purchase certain of Paintball Inc.'s assets, including inventory and intellectual property for $850,000. The Bankruptcy Court accepted this offer. Approximately $737,000 was paid to SouthTrust Bank, in partial satisfaction of Paintball's remaining liability at that date to South Trust Bank of $1,203,000. American Sports Development Group, Inc. does not have any liability to SouthTrust Bank, although certain corporate officers remain personally liable to SouthTrust Bank for the balance of the debt.


INTRODUCTION

As a result of Paintball Inc.'s filing for protection under Chapter 11 of the Federal Bankruptcy Act and its subsequent conversion to the provisions of Chapter 7, the financial position, results of operations and cash flows of Paintball Inc. have been presented as a discontinued operation in the accompanying financial statements. Prior year's statements have been restated to conform to the current year's presentation for comparison purposes. Accordingly, the following Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources will focus primarily on the Company's remaining operating subsidiaries, ILM, Inc. and American Inflatables, Inc. ("Inflatables). Summary information regarding Paintball Inc. will also be provided below.

The Company's results of operations for the fiscal year ended December 31, 2003 include the results of operations of Inflatables for the entire year. Results of operations for the fiscal year ended December 31, 2002 include the results of operations of Inflatables from May 17, 2002, the date it was acquired, through December 31, 2002. See "Acquisitions" in the notes to the consolidated financial statements.

SUMMARY

Consolidated revenues for the Company's remaining operating subsidiaries, ILM Inc. and American Inflatables, Inc. for the year ended December 31, 2003 were $395,880 compared to consolidated revenues of $746,592 for the same period in 2002.

In fiscal year 2003, the loss from continuing operations was $1,254,480 (including a charge for impairment in the investment of American Inflatables, Inc. of $937,347) compared to a loss from continuing operations of $910, 299 (including a charge for impairment in the investment of American Inflatables, Inc. of $500,000) in fiscal year 2002.

For the period from January 1 through November 10, 2003 (the date the Company converted its bankruptcy status to Chapter 7 of the Federal Bankruptcy Act), the Company's bankrupt subsidiary, Paintball Inc., recorded a net loss of $3,268,626 compared to a net loss of $1,053,309 recorded for the fiscal year ended December 31, 2002.

The consolidated net loss recognized by the Company in fiscal year 2003 was $4,523,106, or ($0.07) per share compared to a consolidated net loss of $1,963,608, or ($0.05) per share in fiscal year 2002. In 2003, the Company recorded an impairment charge for the value of its investment in American Inflatables, Inc. of $937,347 and recorded a similar charge of $500,000 in fiscal year 2002. The average weighted shares outstanding in 2003 were 65,302,838 compared to 39,910,111 average shares outstanding in 2002.

YEAR ENDED DECEMBER 31, 2003 VS. YEAR ENDED DECEMBER 31, 2002

Consolidated revenues from ILM Inc. and Inflatables for fiscal year 2003 fell by $350,712 or 47.0 percent. This decline in sales resulted primarily from the Company's decision to cut back substantially on marketing and promotional activities at Inflatables as management concentrated on issues related to the Paintball Inc. bankruptcy.

In fiscal year 2003, Inflatables sales totaled $176,309, decrease of 67.5 percent from 2002's sales of $542,480. In 2002, Inflatables' results of operations were included only for the period from its acquisition, May 17,2002, through December 31, 2002.

The Company's subsidiary ILM, Inc. is an independent insurance agent representing several insurance companies and brokers who insure mainly paintball playing fields, stores, distributors and manufacturers. For the year ended December 31, 2003, total premiums and other revenue earned by ILM rose to $219,571 from $204,112, a 7.6 percent increase, due primarily to the opening of a number of new accounts.

Consolidated gross profit in fiscal 2003 was $330,748, or 83.5 percent of sales, compared to $456,444, or 61.1 percent of sales in fiscal 2002. As Inflatables sales and costs declined in 2003 due to cutbacks in marketing and promotion, ILM.'s increased relative contribution caused gross margins to rise although actual dollar amounts of gross profit declined $125,696, or 27.5 percent. Also, in fiscal 2002, gross profit was reduced by costs related to Warrior Sports Gear, which were included with ILM's results, but reclassified to Paintball Inc.'s results of operations in fiscal 2003.

Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2003 declined by $231,274, or 26.7 percent, due primarily to severe cutbacks in marketing and promotional expenses related to Inflatables.

As a result of the above factors, the Company's loss from continuing operations, before impairment charges for its investment in American Inflatables Inc., for the year ended
December 31, 2003 was $304,721, an improvement of $105,578 from the loss from continuing operations before impairment charges of $410,299 recorded for the same period in 2002.

During the twelve month period ended December 31, 2003, as the Company severely cut back its marketing and promotional expenditures for Inflatables, sales from this subsidiary declined
67.5 percent from those recognized during the approximate 7.5 month period the Company owned this subsidiary in fiscal 2002. Although the net loss from Inflatables declined to $126,872 in 2003 from $313,327 in fiscal 2002, the Company does not believe the value of its investment in this subsidiary, which was subjected to an impairment charge of $500,000 at December 31, 2002, will be recouped in the future. Accordingly, the Company has recorded an additional impairment charge at December 31, 2003 of $937,347. The remaining value of $500,000 represents the Company's estimate of the value of Inflatables future earnings potential plus its value related to transforming ASDG to a publicly traded entity. The Company will continue to monitor its investment and this investment may suffer future impairment.

YEAR ENDED DECEMBER 31, 2002 VS. YEAR ENDED DECEMBER 31, 2001

The Company's results of operations for the year ended December 31, 2002 include the results of operations of American Inflatables, Inc. (Inflatables) from the date of acquisition, May 17, 2002, through December 31, 2002. Results of operations for the same period of the prior year do not include any effect of this acquisition. Results of operations for the year ended December 31, 2001 include results of operations for ILM, Inc. from the date of acquisition, July 11, 2001 through December 31, 2001. See "Acquisitions" below and in the accompanying notes to the consolidated financial statements.

For the fiscal period ended December 31, 2002, Inflatables' sales
(from May 17, 2002 through December 31, 2002) were $542,580. No sales of Inflatables were recorded for the year ended December
31, 2001.

In fiscal 2002, ILM Inc., the Company's insurance agency business, recorded sales of $204,112 and recorded income before taxes of $24,278. In fiscal 2001, ILM's results of operations were immaterial as the subsidiary was acquired in July 2001 and was ramping up operations for the balance of the year.

Gross profit for fiscal 2002 was $456,444, consisting of $279,810 contributed by Inflatables and the balance of $176,634 contributed by ILM. Inflatables' gross profit margin of 51.6 percent reflects historical trends for the inflatable advertising industry. As an insurance agency, ILM records only de minimis amounts in costs of goods directly related to its revenue.

Selling, general and administrative ("SG&A") costs for the year ended December 31, 2002 were $866,743. Of this amount,
Inflatables recorded approximately $604,000 in SG&A expense, the bulk of which was related to marketing and promotional support for sales efforts.

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

During the third quarter of 2002, the Company transferred Inflatables' manufacturing operations from California to South Carolina. Inflatables' manufacturing facilities are now housed in excess warehouse space in the Company's Greenville, South Carolina location. In addition to benefiting from lower rental expense, the Company can now exercise more direct hands-on management of the Inflatables business. This transfer was accomplished at minimum cost and did not have a material effect on the Company's results of operations. No additional liabilities were accrued related to this move.

The Company's efforts to make Inflatables profitable have so far been unsuccessful. During 2003, the Company sharply cut back on advertising, marketing and promotional expenditures at Inflatables as management devoted its efforts toward issues related to the bankruptcy of the Paintball Inc. subsidiary. Inflatables continues to market its products, but the Company does not expect it to contribute a profit in fiscal 2004.

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

For the period May 17, 2002, the date of the acquisition, to December 31, 2002, Inflatables' sales, gross profit and net loss recognized by the Company have totaled $542,480, $279,810 and $313,327, respectively. As a result of continued losses since acquisition, the Company believed its investment in Inflatables had suffered an impairment of value of $500,000. Accordingly, a non-cash charge for impairment of goodwill in this amount was recorded at December 31, 2002. The remaining value of the Company's investment in Inflatables (approximately $1.3 million) represented the Company's estimate of its fair market value based on tests involving both multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of Inflatables' fair market value also included $300,000 as the estimate of Inflatables' position as a publicly traded entity.

FOURTH QUARTER ADJUSTMENTS TO FINANCIAL STATEMENTS

During the fourth quarter of 2003 and 2002, the Company recorded a number of adjustments to its consolidated financial statements, which individually and/or cumulatively had a material effect on its consolidated results of operations and financial condition. These adjustments included the recognition of a $937,347 and a $500,000 impairment charge to the carrying value of its investment in Inflatables for the years ended December 31, 2003 and 2002, respectively, the reserving of all tax benefits based on the consolidated pre-tax loss for the years ended December 31, 2003 and 2002, compensation expense paid in Company stock and expenses related to a sales tax audit in 2002 and 2003, an increase in bad debt expense in 2002 and 2003 and recording of expenses related to the acquisition of assets in a prior year in the fourth quarter of 2002.

INCOME TAXES

The Company has not recorded a tax benefit based on the consolidated pre-tax losses recognized in the years ended
December 31, 2003 and 2002 since the realization of future earnings to absorb a tax loss carryforward is considered to be highly unlikely.

LIQUIDITY & CAPITAL RESOURCES

Prior to the filing of bankruptcy by the Company's dominant subsidiary, Paintball Inc., the Company had historically satisfied its capital requirements through a combination of internally generated cash (primarily from Paintball Inc.) and borrowings on its line of credit with SouthTrust Bank. The line of credit was secured by the assets of the bankrupt subsidiary and personal guarantees of the Company's two directors. However, this line has not been available to the Company since it matured without renewal in April 2003.

Cash flows from the Company's remaining two operating subsidiaries, American Inflatables, Inc., and ILM, Inc., are presented in the accompanying Consolidated Statements of Cash
Flows (see "Item 7.  Financial Statements", below).

During the year ended December 31, 2003, the Company used $59,543 in cash from operating activities compared to using cash from operating activities of $301,354 for the same period in 2002. Included in 2003's cash use from operating activities was a net loss of $4,523,106 compared to a net loss of $1,963,608 in fiscal 2002. Partly offsetting this negative variance was an increase in the net liability position of the bankrupt subsidiary of $3,403,225 in 2003 compared to $982,991 in 2002. Also, during
2003, the Company issued its common stock in payment of various professional expenses, as detailed below, totaling $640,000. Of this amount, $514,500 was recorded as a prepaid asset to match related expense with the rendering of professional services over the life of the contract. In addition, during fiscal 2003, the Company incurred an impairment charge of $937,347 for impairment of the value of its investment in American Inflatables, Inc.
This compares to an impairment charge incurred in fiscal 2003 for $500,000.

Cash flow from investing activities relates to purchases of equipment of $5,279 in fiscal 2003 compared to purchases of $21,741 in 2002.

Cash flows from financing activities in fiscal year 2002 were represented by sales of 1,480,000 shares of the Company's common stock at $.25 per share, totaling $370,000. There were no such sales of stock in fiscal year 2003.

As a result of the above items, the Company's cash position declined from $125,927 at the beginning of fiscal year 2003 to $61,105 at the end of the year.

STOCK ISSUANCES AFTER INFLATABLES' BUSINESS COMBINATION WITH
PAINTBALL

Set forth below is a description of unregistered sales of the Company's securities during fiscal year 2003 and the fourth quarter of 2002. The Company believes that the transactions described below were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because of the small number of stock purchasers in each transaction.

  * On November 7, 2003, the Company issued 100,000 shares of its Common Stock in exchange for professional services rendered during 2003. The closing price of the Company's Common Stock at date of issuance was $0.12 per share.

  * On November 7, 2003, the Company issued 4,900,000 shares of its Common Stock in exchange for consulting services to be rendered from November 16, 2003 through November 16, 2004. The closing price of the Company's Common Stock at date of issuance was $0.12 per share.

  * On July 21, 2003, the Company agreed to issue 1,000,000 shares of its Common Stock in four installments from July 17, 2003 to October 17, 2003 in payment for consulting services rendered during that period. The closing price of the Company's Common Stock at date of issuance was $0.04 per share.

  * On December 24, 2002, the Company entered into a Business Consulting Agreement with Basic Investors Inc. pursuant to which the Company agreed to issue one million shares of its Common Stock in four quarterly installments beginning on December 24, 2002 in exchange for consulting services through December 24, 2003. In December 2002, 250,000 shares of Common Stock were issued under this agreement. No additional shares of Common Stock of the Company were issued during 2003 since there was no performance on the part of Basic Investors, Inc. during the year.

  * On November 21, 2002, the Company issued 250,000 shares of its Common Stock in satisfaction of an obligation of Paintball contained in an employment agreement and related termination agreement to issue $50,000 of Paintball's common stock in the event that Paintball's common stock became publicly traded.

  * On November 21, 2002, the Company issued 897,495 shares of its Common Stock to Larry and Marcela Cossio in satisfaction of the $179,499 outstanding principal amount of Paintball's obligations to the Cossios under two notes. See Item 3, "Legal Proceedings" above for further detail.

  * On October 9, 2002, the Company's Board of Directors adopted the 2002 Stock Option Plan (the "Plan") that was subject to the subsequent approval and adoption by the Company's shareholders. A copy of the Plan was filed as Exhibit 10.10 to the Annual Report on Form 10-KSB for the fiscal year 2002. However, due to the July 2003 filing for protection under Chapter 11 of the Federal Bankruptcy Act by Paintball, Inc., the Company's dominant subsidiary, and its subsequent conversion in November 2003 to Chapter 7, the Plan has been abandoned and the Company does not anticipate seeking shareholder approval or the subsequent issuance of Common Stock under the Plan.

  * In October 2002, the Company sold 800,000 shares of unregistered Common Stock at $0.25 per share pursuant to a stock subscription agreement dated October 3, 2002.

  * In September 2002, the Company sold 680,000 shares of unregistered Common Stock at $0.25 per share pursuant to a stock subscription agreement dated October 1, 2002.

  *  During September and October 2002, the Company also issued
     54,028 and 15,000 shares, respectively, of its common stock to two consultants in transactions registered on Forms S-8 filed with the Securities and Exchange Commission on September 30, 2002 and October 22, 2002 in satisfaction of payables owed to the consultants totaling approximately $14,300.


CERTAIN TAX LIABILITIES

In 2001, Inflatables failed to pay to federal and state taxing authorities an aggregate of approximately $317,000 in payroll income tax withholdings. As of December 31, 2003, this amount had increased with interest and penalties to approximately $322,000 and is included in the accompanying consolidated balance sheet set forth in Item 7 below in "Accounts payable and accrued expenses." Inflatables began utilizing a payroll service in 2002 that caused its payroll deductions to be paid to the IRS, so the Company believes that Inflatables has paid its 2002 withholdings. The Company is currently attempting to reach a final settlement of this liability with the IRS.

In 2002, Paintball underwent a California state sales tax audit by the California State Board of Equalization (the "California SBE") related to sales Paintball made from Texas during the period October 1, 1998 to December 31,2001. On September 23, 2002, the Company received a Notice of Determination from the California SBE providing that Paintball owed $224,282 in unpaid sales taxes, interest and penalties for this period. The Company petitioned for a redetermination. In March 2003, the Company received a Report of Field Audit - Reaudit indicating that the Company's total liability had been redetermined to be $75,536. The Company has already paid $10,100 of the amount owed and has recorded a liability of $65,436 at December 31, 2002 for the balance of this liability.

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

There can be no assurance that the Company will generate sufficient income from operations in 2004 or future years or be able to obtain sufficient credit to satisfy these liabilities. If tax authorities were to seek to force the Company to pay these liabilities before the Company has generated net income from operations or obtained sufficient credit, the Company's business could be materially adversely affected.

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

SUMMARY INFORMATION REGARDING PAINTBALL, INC.

As a result of Paintball Inc.'s filing for protection under Chapter 11 of the Federal Bankruptcy Act and its subsequent conversion to the provisions of Chapter 7, the financial position, results of operations and cash flows of Paintball Inc. ("Paintball") have been presented as a discontinued operation in the accompanying financial statements. Prior year's statements have been restated to conform to the current year's presentation for comparison purposes.

For the period from January 1, 2003 through November 11, 2003 (the date which Paintball Inc.'s bankruptcy status was converted from Chapter 11 to Chapter 7 of the Federal Bankruptcy Act), Paintball recorded an operating loss of $3,268,626. Included in this loss is a loss on disposal of certain assets of approximately $926 thousand. For the year ended December 31, 2002, Paintball recorded an operating loss of $1,053,309. No benefit for income taxes related to these losses was recorded was recorded in 2002 or 2003 since realization of future income to offset such tax loss carryforwards is highly unlikely.

For the period from January 1, 2003 through November 11, 2003, Paintball's sales were $5,284,697, a decline of $13,268,819 (or
71.5 percent) from its sales of $18,553,516 for the year ended December 31, 2002. The primary cause of this substantial sales drop stems from the Company's inability to secure financing to replace the SouthTrust Bank line of credit. Although Paintball's customers expressed a healthy level of demand for its products, Paintball did not have funds available to purchase appropriate amounts of new inventory. This was most noted in inventory levels of paint and certain branded models of paintball guns. In addition, the sales drop in 2003 was indicative of recent trends by major manufacturers of paintball products to sell directly to larger customers rather than employing distributors.

Slightly offsetting the steep decline in sales was a 45.5 percent drop in Paintball's SG&A costs to $2,545,173 in the 2003 period versus $4,674,241 in fiscal year 2002. Much of this decrease in 2003 was related to cuts in employee costs and promotional outlays. Additional savings came from lower rent and utilities due to the closure in March 2003 of Paintball's Texas warehouse.

In the accompanying consolidated balance sheet at December 31, 2003, Paintball's liabilities and stockholders' deficit exceeded its assets by approximately $3.6 million, compared to a net liability position at December 31, 2002 of $172 thousand. This increase in net liabilities and stockholders' deficit in 2003 was due to sharply lower accounts receivable balances and the incurrence of a loss of approximately $925 thousand on the disposal of certain assets.

ITEM 7.  FINANCIAL STATEMENTS.








             AMERICAN SPORTS DEVELOPMENT GROUP, INC.
                        AND SUBSIDIARIES



            AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE YEARS ENDED

                   DECEMBER 31, 2003 AND 2002

                   --------------------------







         INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets
    Consolidated Income Statements
    Consolidated Statements of Stockholders' (Deficit) Equity
    Consolidated Statements of Cash Flows
    Notes to the Consolidated Financial Statements

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF AMERICAN SPORTS
DEVELOPMENT GROUP, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES as of December 31, 2003 and 2002, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a significant loss approximating $4.5 million for the year ended December 31, 2003, incurred losses for the two years ended December 31, 2002, and projects a loss for the year ending December 31, 2004. In addition, the Company has a deficiency in net assets. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are also discussed in Note 2.



/s/ Abrams and Company, P.C.
Abrams & Company, P.C.
September 30, 2004

       AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                 --------------------------
                                                     2003          2002
                                                 -----------   ------------

ASSETS

Current Assets:
Cash and cash equivalents                        $    61,105   $    125,927
Accounts receivable                                   96,785         59,659
Other receivables- employees                            -             2,099
Prepaid and other current assets                     514,500           -
Inventory                                              8,311         12,569
                                                 -----------   ------------
Total Current Assets                                 680,701        200,254

Property and Equipment-net of accumulated
  depreciation and amortization of $86,892
  and $69,270, respectively                           28,582         40,106
Goodwill, net of accumulated amortization
  of $69,952 at December 31, 2003 and 2002           500,000      1,437,965
Other intangibles, net of accumulated
  amortization of $111,513 and $61,513,
  respectively                                       168,750        218,750
Assets of bankrupt subsidiary                      1,338,455      4,967,887
Other assets                                           1,861         10,410
                                                 -----------   ------------
TOTAL ASSETS                                     $ 2,718,349   $  6,875,372
                                                 ===========   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses            $   212,553   $    260,263

-Payroll tax liability                                321,685        321,685
                                                 -----------   ------------
Total Current Liabilities                            534,238        581,948

Liabilities of bankrupt subsidiary                 4,914,059      5,140,266
                                                 -----------   ------------
TOTAL LIABILITIES                                  5,448,297      5,722,214

Commitments and Contingencies                           -              -

    STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock-$.0 par value, authorized
  20,000,000 shares,                                    -              -
Common Stock - $.001 par value,  authorized
  100,000,000 shares, 70,100,098 and
  64,100.098 shares issued and outstanding
  at December 31, 2003 and 2002, respectively         70,100         64,100
Additional Paid-In Capital                         3,237,221      2,603,221
Note receivable - common stock subscription         (149,999)      (149,999)
Retained Deficit                                  (5,887,270)    (1,364,164)
                                                 -----------   ------------
Total Stockholders' (Deficit) Equity              (2,729,948)     1,153,158
                                                 -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY                               $ 2,718,349   $  6,875,372
                                                 ===========   ============



See accompanying notes to consolidated financial statements.

         AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the year ended December 31,
                                                 -------------------------------
                                                     2003               2002
                                                 -------------     -------------

Net sales                                        $     395,880     $     746,592
Cost of sales                                           65,132           290,148
                                                 -------------     -------------
Gross profit                                           330,748           456,444

Selling, general and administrative expenses           647,881           866,743
Impairment charge for investment in American
  Inflatables                                          937,347           500,000
                                                 -------------     -------------
Loss from operations                                (1,254,480)         (910,299)
Loss from bankrupt subsidiary                       (3,268,626)       (1,053,309)
                                                 -------------     -------------
Net loss                                         $  (4,523,106)    $  (1,963,608)
                                                 =============     =============


Basic and diluted loss per share:
  From continuing operations                     $       (0.02)    $       (0.02)
  From bankrupt subsidiary                               (0.05)            (0.03)
                                                 -------------     -------------
  Net loss per share                             $       (0.07)    $       (0.05)
                                                 =============     =============

Weighted average shares outstanding                 65,302,838        39,910,111
                                                 =============     =============




See accompanying notes to consolidated financial statements.

          AMERICAN SPORTS DEVELOPMENT GROUP INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Year Ended
                                                        December 31,
                                                 --------------------------
                                                     2003          2002
                                                 ------------  ------------

Cash flows from operating activities:
Net loss                                         $ (4,523,106) $ (1,963,608)
Adjustments to reconcile Net loss to net
  cash provided by (used for) operating
  activities:
  Depreciation and amortization                        67,423        38,372
  Increase in net liabilities of
    bankrupt subsidiary                             3,403,225       982,991
  Bad debt expense                                     12,239          -
  Decrease in accounts receivable                     (49,365)      (49,945)
  (Decrease) Increase in other receivables              2,099        (2,099)
  Operating expense paid in Common Stock              640,000          -
  Decrease in inventory                                 4,258        12,569
  Increase in prepaid expenses                       (514,500)
  Increase  (Decrease) in other assets                  8,549       (10,410)
 Increase (Decrease) in accounts payable
   and accrued expenses                               (47,712)      182,792
 Write off of investment in American
   Inflatables, Inc.                                  937,347       500,000
 Other                                                   -            7,984
                                                  -----------  ------------
Total cash (used for) provided by
  operating activities                                (59,543)     (301,354)

Cash flows from investing activities:
 Purchase of property and equipment                    (5,279)      (21,741)
                                                  -----------  ------------
Total cash provided bv (used for) by
  investing activities                                 (5,279)      (21,741)

Cash flows from financing activities:
 Sale of common stock                                    -          370,000
                                                  -----------  ------------
Total cash provided by financing activities              -          370,000


Net increase in cash and cash equivalents             (64,822)       46,905
Cash and cash equivalents - beginning of period       125,927        79,022
                                                  -----------  ------------
Cash and cash equivalents - end of period         $    61,105  $    125,927
                                                  ===========  ============

Supplemental disclosure of cash flow information:
 Cash paid during period for:
   Interest                                       $      -     $       -
                                                  ===========  ============
   Income taxes                                   $      -     $       -
                                                  ===========  ============


See accompanying notes to consolidated financial statements.

             AMERICAN SPORTS DEVELOPMENT GROUP, INC.
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Additional      Stock                         Total
                                                     Common Stock             Paid-In    Subscription    Retained     Stockholders'
                                                  Shares       Amount      Capital     Receivable     Deficit     Equity (Deficit)
                                                ----------    --------  ------------  ------------  ------------  ----------------
Balance at January 1, 2002                       5,948,295    $  5,948  $    216,485  $          -  $    599,444  $        821,877
Shares issued in connection with reverse
  acquisition                                   55,858,442      55,858     1,745,896                                     1,801,754
Shares issued in payment for services              569,098         569        93,066                                        93,635
Sale of common stock                             1,480,000       1,481       368,519                                       370,000
Note Receivable for purchase of common stock                                              (149,999)                       (149,999)
Conversion of debt to equity                       897,495         897       178,602                                       179,499
Cancellation of shares                            (653,232)       (653)          653                                             -
Net loss for year ended December 31, 2002                                                             (1,963,608)       (1,963,608)
                                                ----------    --------  ------------  ------------  ------------  ----------------
Balance at December 31, 2002                    64,100,098      64,100     2,603,221      (149,999)   (1,364,164)        1,153,158

Issuance of common stock for professional
  services                                       6,000,000       6,000       634,000                                       640,000
Net loss for the year ended December 31, 2003                                                         (4,523,106)       (4,523,106)
                                                ----------    --------  ------------  ------------  ------------  ----------------
Balance at December 31, 2003                    70,100,098    $ 70,100  $  3,237,221  $   (149,999) $ (5,887,270) $     (2,729,948)
                                                ==========    ========  ============  ============  ============  ================

See accompanying notes to consolidated financial statements.

      AMERICAN SPORTS DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

NOTE 1.  BANKRUPTCY FILING BY PAINTBALL, INC.

On July 16, 2003, Paintball, Inc., a wholly owned subsidiary of American Sports Development Group, Inc., filed for reorganization under Chapter 11 of the Federal Bankruptcy Act, in the United States Bankruptcy Court, District of South Carolina. Paintball was not able to secure a further extension from SouthTrust Bank on its line of credit or able to renegotiate its terms.

The filing of a bankruptcy case, under any chapter of the Bankruptcy Code, triggers an injunction against the continuance of any action by any creditor against the debtor or the debtor's property pursuant to 11 U.S.C. 362. This is commonly referred to as an "automatic stay."

The automatic stay gives the debtor protection from creditors, subject to the oversight of the bankruptcy judge, and brings all of the debtor's assets and creditors into the same forum, the bankruptcy court, where the rights of all concerned can be balanced.

Generally, the automatic stay prohibits:

     *    Beginning or continuing lawsuits
     *    Collection calls
     *    Repossessions
     *    Foreclosure sales
     *    Garnishment or levies

The automatic stay usually remains in effect until a judge lifts the stay at the request of a creditor; the debtor gets a discharge or the item of property is no longer property of the estate.

In September 2003, Accucaps Industries Limited ("Accucaps") submitted an offer to the Company's subsidiary, Paintball Inc., proposing to purchase certain assets, inventory and intellectual property of Paintball Inc., and to provide interim financing pending such sale. Because the Bankruptcy Court for the District of South Carolina would not approve a certain proposed term of the sale, Accucaps rescinded its offer.

The Company continued to seek suitable merger or acquisition partners during this process, but was not successful. In November 2003, Paintball Inc.'s bankruptcy status was converted from Chapter 11 of the Bankruptcy Act to Chapter 7. Chapter 11 of the Bankruptcy Act pertains to reorganizations, whereas Chapter 7 relates to liquidation.

Under the provisions of Chapter 7 of the Bankruptcy Act, the Company has effectively lost control of the assets and the operations of its subsidiary, Paintball Inc. As of November 10, 2003, Paintball Inc. ceased its operations. The financial position, results of operations and cash flows of Paintball Inc. have been presented as a discontinued operation in the accompanying consolidated financial statements. Financial information for the year ended December 31, 2002 has been restated to conform to the 2003 presentation.

In January 2004, Accucaps submitted a second offer to purchase certain of Paintball Inc.'s assets, including inventory and intellectual property for $850,000. The Bankruptcy Court accepted this offer and approximately $737,833 of these funds was paid to SouthTrust , in partial satisfaction of Paintball's remaining liability to South Trust of approximately $1,203,000. American Sports Development Group, Inc. does not have any liability to SouthTrust, although certain corporate officers remain personally liable to SouthTrust for the balance of the debt incurred by the Company's subsidiary, Paintball Inc.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of American Sports Development Group, Inc., a Delaware corporation (the "Company") and its wholly owned subsidiaries. As a result of Paintball Inc.'s filing for protection under Chapter 11 of the Federal Bankruptcy Act and its subsequent conversion to the provisions of Chapter 7, the financial position, results of operations and cash flows of Paintball Inc. ("Paintball") have been presented as a discontinued operation in the accompanying consolidated financial statements. The consolidated financial statements for the fiscal year ended December 31, 2002 have been restated and certain accounts have been reclassified to conform to the current year's presentation for comparison purposes.

For accounting purposes, the Company is the successor to Paintball Incorporated, a South Carolina corporation formerly known as "American Sports Development Group, Inc." and "National Paintball Supply Company, Inc." On May 17, 2002, American Inflatables, Inc., a Delaware corporation, issued stock constituting a majority of its post-issuance shares outstanding in exchange for all of the outstanding shares of Paintball Incorporated, and the former shareholders of Paintball Incorporated became the controlling shareholders of American Inflatables, Inc. For periods and dates prior to May 17, 2002, the accompanying consolidated financial statements reflect the results of operations and financial condition only of ILM, Inc. For periods and dates on and after May 17, 2002, the accompanying consolidated financial statements reflect the combined results of operations and the financial condition of the Company's wholly owned subsidiaries, ILM, Inc. and American Inflatables, Inc. For all periods presented, the financial position, results of operations and cash flows of the Company's bankrupt subsidiary, Paintball Inc., have been presented as a discontinued operation. As a matter of corporate law, the Company is the same entity as American Inflatables, Inc., which merely changed its name to "American Sports Development Group, Inc." on or about June 18, 2002. See note titled "Acquisitions" below for additional information on the history of changes in the Company's structure. The Company's wholly owned subsidiaries are:

a) Paintball Incorporated ("Paintball") incorporated under the laws of the State of South Carolina; (presented in the accompanying consolidated financial statements as a discontinued operation);

b) ILM, Inc. ("ILM"), incorporated under the laws of the State of South Carolina;

c) American Inflatables, Inc. ("Inflatables") incorporated under the laws of the State of Delaware.

d) PaintballGames.com, Inc. ("PbGames"), incorporated under the laws of the State of South Carolina.

All significant intercompany accounts and transactions have been eliminated in consolidation.

"Going Concern Qualification"
-----------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $4.5 million in fiscal year 2003 and $1.9 million in fiscal year 2002. The Company projects a net loss, although of a lesser magnitude, for the year ending December 31, 2004. In addition, the Company has a deficiency in net assets at December 31, 2003. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are discussed below.

Management's Plan Going Forward
-------------------------------

As noted above, the Company's auditors have indicated in their report included herein that the Company's losses from operations in 2001, 2002 and 2003 and a projected loss for fiscal year 2004, combined with a deficiency in net assets raise substantial doubt about the Company's ability to continue as a going concern.

Prior to Paintball Inc.'s conversion to the provisions of Chapter 7 of the Federal Bankruptcy Act from those of Chapter 11, the Company's objective was to secure appropriate funding to satisfy its obligation to SouthTrust Bank and to rebuild its inventory levels. Unfortunately, suitable financing was not secured and after Paintball Inc.'s conversion to Chapter 7, management effectively lost control of the operations of that subsidiary.
As mentioned elsewhere in this report, certain assets of Paintball Inc. have been sold, leaving the Company with two small operating subsidiaries. American Inflatables Inc. produces and markets inflatable advertising products and ILM, an independent insurance agency representing several insurance companies/brokers who mainly insure paintball fields, stores, distributors and manufacturers.

Going forward, the Company's primary objective is to either sell the Company to a suitable buyer or merge it with another company.
The Company is attempting to reach a resolution with the Internal

Revenue Service ("IRS") concerning settlement of the $322,000 payroll tax liability that the Company acquired in the American Inflatables, Inc. reverse merger, but there can be no assurance that a settlement will occur in the near future, if at all.

The Company believes ILM can become a reasonably profitable organization in the future. During fiscal 2003, a number of new customer accounts were opened and this subsidiary recorded a small profit. The Company plans to expand into new markets to diversify out of its paintball related customer base.

During the past year, Inflatables has been subjected to severe cost cutting measures, particularly in the areas of promotion and marketing. This, in turn, has negatively affected Inflatables' sales levels. Still, these measures have helped stem the losses from this subsidiary. However, given its small size, the Company does not believe Inflatables will contribute significantly to the operations or financial position of the Company in the future. Management is presently evaluating whether Inflatables is a viable concern within the Company.

Line of Business
----------------

Until its conversion to Chapter 7 of the Federal Bankruptcy Act on November 11, 2003 and the liquidation of its operations, the Company's Paintball Inc. subsidiary was a wholesaler of equipment and supplies used in the paintball game industry. The Company sold products to retailers throughout the United States, as well as Europe. The Company also operated retail stores in Greenville, South Carolina, Paramount, California, and until March 2003, in Irving, Texas. ILM is an independent insurance agent representing several insurance companies and brokers who insure paintball fields, stores, distributors and manufacturers. Inflatables manufactures and markets inflatable products used for advertising purposes by a wide variety of retail and industrial customers. PbGames operates a website designed to promote the Company's paintball products.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash and cash equivalents, accounts receivable and other current assets, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments.

Stock-Based Compensation
------------------------

The FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. During the periods presented, the Company had no stock options subject to the provisions of applicable accounting standards.

Revenue Recognition
-------------------

The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges to customers. Revenue from broker commission and association dues is recognized when premiums are billed to clients. Sales of products and services are subject to the right of return. The Company believes it is in compliance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

Cost of Sales
-------------

Cost of sales consists primarily of purchased products. Other costs include freight and shipping costs.

Earnings (Loss) Per Share
-------------------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company continually reviews their accounts receivable for delinquencies to determine if an allowance for doubtful accounts should be provided.

Inventory
---------

The Company's inventory is valued at the lower of cost or market, determined by the first-in, first-out method of accounting.

Equipment
---------

Equipment is stated at cost. Depreciation and amortization is computed using the straight-line method. The estimated useful lives of the assets are as follows:

  Leasehold improvements              39 years or life of lease
  Automobiles                                 5 years
  Furniture, Fixtures and Equipment         5 to 7 years

The costs of maintenance and repairs are charged to expense when incurred. Costs of renewals and betterments are capitalized. Upon the sale or retirement of equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in operations.

Goodwill and Other Intangible Assets
------------------------------------

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

Should events or circumstances occur subsequent to the acquisition of intangibles which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should impairment be identified, a charge would be recorded to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by discounted cash flows.

Long-Lived Assets
-----------------

In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Investments
-----------

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

Income Taxes
------------

Income taxes are provided for in fiscal periods when taxable income is generated based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. No tax benefits have been recorded during the fiscal periods presented in the accompanying consolidated financial statements since it is highly unlikely that future earnings will be sufficient to absorb such tax loss carryforwards.

Advertising Costs
-----------------

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. The Company had no direct-response advertising during the periods presented.

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Comprehensive Income
--------------------

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the years ended December 31, 2003 and 2002 the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Sales Incentives and Allowances
-------------------------------

The Company provides sales incentives and allowances to certain customers, computed as a percentage of sales. These incentives and allowances are classified as a reduction of revenue at the time the related revenue is recognized.

Recent Accounting Pronouncements
--------------------------------

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 "Application of Accounting Principles to Loan Commitments" (SAB 105"). This SAB summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The Company does not believe that SAB 105 will have a material impact on its consolidated financial position and results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits - An Amendment of FASB Statements Nos. 87, 88 and 106". SFAS 132 (R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132 (R) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132 (R) replaces the disclosure requirements in SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88, " Employers' Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits", and SFAS No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions". SFAS No. 132 (R) addresses disclosures only and does not address measurement and recognition accounting for pensions and postretirement benefits. SFAS No. 132 (R) requires additional disclosures related to the description of plan assets, including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. SFAS No. 132 (R) did not have an effect on the Company's consolidated financial statements for the year ended December 31, 2003 and the Company determined that this SFAS will not have a material impact on its consolidated financial position and results of operations.

In December 2003, the SEC issued SAB No. 104, "Revenue Recognition, Corrected Copy", ("SAB 104"). SAB 104 revises and rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rues and regulations. The principal revisions related to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America. This SAB also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The Company believes that its current revenue recognition policies comply with SAB 104.

In April 2003, the FASB issued SFAS No. 149, " Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collective referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of SFAS 149 should be applied prospectively. Since the Company was not involved in any derivative financial instruments, SFAS 149 had no effect on the Company's consolidated financial statements in the year ended December 31, 2003.

In May 2003, the SEC issued SAB No. 103, "Update of Codification of Staff Accounting Bulletins" ("SAB 103"). This SAB revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America, as well as Commission rulemaking. Management believes the Company is in compliance with SAB No.103.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Instruments With Characteristics of Both Liabilities and Equity". SFAS 150 establishes how an issuer classifies and measures financial instruments possessing elements of equity and liabilities. SFAS 150 requires such instruments to be classifies as liabilities. SFAS 150 is effective in accounting for such instruments entered into after May 31, 2003. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123. "Accounting for Stock Based Compensation". SFAS No. 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its consolidated financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the consolidated financial statements with respect to future disposal decisions, if any.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No.13, and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishment of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial position or results of operations.


NOTE 3.   ACQUISITIONS

On July 11, 2001, the Company acquired certain assets of National Paintball Association and Warrior Sports Gear. The purchase price was $302,334, comprised of a cash payment of $122,835 and a note payable of $179,499. The estimated fair value of assets acquired is as follows:

        Inventory                      $      41,835
        Fixed assets                           4,499
        Goodwill                             160,000
        Domain name                           20,000
        Customer list                         76,000
                                       -------------
                                       $     302,334
                                       =============

During the fourth quarter of 2002, the holder of the above note payable in the principal amount of $179,499 agreed to convert the principal amount of the note into common stock of the Company at the then current market price of $0.20 per share. A certificate for 897,495 shares was issued to the former note holder. In March 2002, the former note holder filed suit against the Company seeking to rescind the issuance of common stock and to receive cash payment of the original note payable. The Company contested this suit and, accordingly, the issuance of the common stock of 897,495 shares is included in Stockholders' Equity at December 31, 2003 and December 31, 2002 in the accompanying Consolidated Balance Sheet. The suit was settled in March 2004 (See "Legal Issues" note below).

On May 17, 2002, American Inflatables, Inc. ("Inflatables") acquired Paintball Incorporated, a South Carolina corporation then known as American Sports Development Group, Inc., and formerly known as National Paintball Supply Company, ("Paintball"). For accounting purposes, the transaction was treated as the acquisition of Inflatables by Paintball in a reverse acquisition. Inflatables issued 50,612,159 shares of its common stock, or 83% of the total outstanding shares on a fully diluted basis after the issuance, to the three shareholders of Paintball for all the issued and outstanding shares of Paintball making Paintball a wholly owned subsidiary of Inflatables.

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

The result was that the Company survived as the parent company with the name "American Sports Development Group, Inc." and with four wholly owned operating subsidiaries: (1) Paintball, a South Carolina corporation named "Paintball Incorporated," conducting the paintball gaming business, (2) the new American Inflatables, Inc., a Delaware corporation, conducting the inflatable advertising business (3) ILM, Inc., a South Carolina corporation conducting the insurance agency business, and (4) Paintballgame.com, an inactive subsidiary. The Company's stock symbol was also changed from "BLMP" to "ASDP" (sic). As a result of the Company not having made timely filings of required Securities and Exchange Commission reports, the Company's stock symbol has changed to ASDP.PK.

The Company has assigned a value of $1,801,757 to this acquisition, based on the publicly quoted fair value of its common stock. In accordance with Financial Accounting Standards Board's Emerging Issues Task Force's ("EITF") EITF 99-12, this value was calculated using the average closing stock price of the Company's common stock for the five day period beginning two days before and ending two days after the arrangement date of April 11, 2002, when all material aspects of the transaction were agreed to by all parties.

The estimated fair value of assets acquired is as follows:

     Customer lists                       $   250,000
     Fixed assets                              72,348
     Prepaid expenses                          36,134
     Inventory                                 12,773
     Other assets                              18,892
     Stock subscription receivable            250,000
                                          -----------
     Total Assets                             640,147
     Liabilities assumed                     (729,496)
                                          -----------
     Net liabilities assumed                  (89,349)
     Goodwill                               1,891,106
                                          -----------
                                          $ 1,801,757
                                          ===========


For accounting purposes, Inflatables' business combination with Paintball is treated as the acquisition of Inflatables by Paintball. In accordance with EITF 99-12, the Company assigned a value of approximately $1.8 million to the acquisition.

Since the date of acquisition, May 17, 2002 through December 31, 2002, Inflatables' sales, gross profit and net loss recognized by the Company totaled $542,480, $279,810 and $313,327, respectively. During the first quarter of 2003, Inflatables' sales and gross profit declined further due to cutbacks in marketing expenditures. As a result of continued losses since acquisition, at December 31, 2002, the Company believed its investment in Inflatables had suffered impairment in value of $500,000 and a non-cash charge for impairment of goodwill in this amount was recorded at December 31, 2002. As the Company's marketing and promotional activity slowed further during fiscal year 2003, Inflatables' results of operations continued to deteriorate. Sales of Inflatables products for the twelve months ended December 31, 2003 dropped to approximately $176 thousand compared to $542 thousand for the approximately 7-1/2 months the Company owned Inflatables in fiscal year 2002. Cutbacks in expenses resulted in a decreased net loss of $127 thousand in fiscal 2003 versus a net loss of $313 thousand in fiscal 2002, but the Company believed the value of its investment in Inflatables suffered additional impairment during 2003. Accordingly, the Company recorded a further charge for impairment in the value of Inflatables of $937,347 at December 31, 2003.
The remaining value of the Company's investment in Inflatables ($500,000) represents the Company's estimate of its fair market value based on tests involving both multiples of potential annual sales and earnings before interest, taxes, depreciation and amortization. The estimate of Inflatables' fair market value also includes $300,000 as the estimate of the value Inflatables brought to the Company as a publicly traded entity.

The Company believes there exists a risk it may incur certain liabilities related to actions taken by Inflatables' former management in periods prior to its reverse acquisition by the Company. Among these risks are potential liabilities for sales taxes, fines for non-compliance with certain governmental regulatory authorities and fines for workers' compensation claims. The Company has no direct knowledge of any existing liability related to the above factors and therefore has not made any provision for such in the accompanying consolidated financial statements.

All acquisitions have been accounted for as purchases and the results of operations of the acquired businesses are included in the financial statements from the dates of acquisition.

The following represents the unaudited pro forma results of operations as if the above-noted business combination had occurred at the beginning of the respective year in which the company was acquired:

             American Sports Development Group Inc.
          Pro Forma Combined Statement of Income (Loss)
                  Year Ended December 31, 2002
                          (unaudited)


                                 Inflatables        Company         Dr          Cr        Combined
                                 -----------      -----------   ---------   ----------  -----------
Sales                            $ 1,013,182      $   204,112   $   -       $   -       $ 1,217,294
Cost of Sales                        548,474           27,478                               575,952
                                 -----------      -----------   ---------   ----------  -----------
Gross Profit                         464,708          176,634       -           -           641,342
                                 -----------      -----------   ---------   ----------  -----------

SG&A expense                       1,101,698          150,323                             1,252,021
Amortization of intangibles
  (Note 1)                                                         50,000                    50,000
                                 -----------      -----------   ---------   ----------  -----------
Income (Loss) from operations       (636,990)          26,311     (50,000)      -          (660,679)

Impairment charge - Inflatables                                   500,000                   500,000
Loss from bankrupt subsidiary                                                            (1,053,309)
Other expense, net                     2,315            2,033                                 4,348
                                 -----------      -----------   ---------   ----------  -----------
Loss before income taxes            (639,305)          24,278     (50,000)      -        (2,218,336)
Provision for taxes (Note 2)            -
                                 -----------      -----------   ---------   ----------  -----------
Net Loss                         $  (639,305)     $    24,278   $ (50,000)  $   -       $(2,218,336)
                                 ===========      ===========   =========   ==========  ===========

Basic and diluted loss per share                                                        $     (0.04)
                                                                                        ===========

Average shares outstanding (Note 3)                                                      60,978,505
                                                                                        ===========


(1) To record amortization of intangibles as if the acquisition had occurred at January 1, 2002. Intangibles are amortized over a five-year period using the straight-line method. Goodwill resulting from this acquisition is not being amortized, in accordance with SFAS 142.

(2) No adjustment was made for income tax benefit related to the pre-tax loss for the year ended December 31, 2002, as that benefit cannot be carried back to offset taxes previously paid by Paintball. The benefit has been reserved since it can only be used to offset future income, which was uncertain at that time.

(3) To adjust outstanding shares to reflect the issuance of 50,612,159 shares in exchange for all the outstanding shares of Paintball and the exercise of 1,620,000 outstanding stock warrants as if it had occurred at January 1, 2002 presented as follows: Shares outstanding:

     Inflatables                      8,746,346
     Issued in acquisition           50,612,159
     Exercise of stock warrants       1,620,000
                                   ------------
     Total                           60,978,505
                                   ============

NOTE 4.    INVENTORY

Inventories for the Company's Inflatables subsidiary are summarized as follows:

                                    December 31,
                                2003            2002
                              --------        --------
     Raw materials            $  2,018        $  9,775
     Finished goods              7,300           2,794
                              --------        --------
                              $  9,318        $ 12,569
                              ========        ========

NOTE 5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relates to the Company's acquisition of American Inflatables, Inc. in May 2002 (see "Acquisition" note above). Other intangible assets relate to the value assigned to American Inflatables, Inc.'s customer lists and manufacturing patterns. These assets are being amortized over a five-year period using the straight-line method.

NOTE 6.    OTHER CURRENT ASSETS

In November 2003, the Company entered into a professional services contract covering the period from November 16, 2003 to November 16, 2004. These services were paid for through the issuance of 4,900,000 shares of common stock valued at $0.12 per share, or a total of $588,000. In 2003, the Company recorded a pro-rata charge to income of $67,812 and the remaining balance of $520,188 was recorded in "Other Current Assets" on the accompanying consolidated Balance Sheet. This amount will be charged to income on a monthly basis during the period professional services are provided in fiscal 2004.

NOTE 7.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 consisted of the following:

                                               December 31,
                                      ------------------------------
                                          2003              2002
                                      ------------     -------------
Trade accounts payable                $     90,522     $     119,418
Sales tax payable                           17,068            16,798
Customer sales deposits                      7,545            23,411
Due to insurance broker                     54,417           100,636
Due to corporate officer                    43,001                 0
                                     -------------     -------------
Total                                $     212,553     $     260,263
                                     =============     =============


NOTE 8.   PROFIT SHARING PLAN

The Company has a profit sharing plan that covers all eligible employees. Contributions to the plan are at the discretion of management. During 2003 and 2002 there were no contributions charged to the plan.


NOTE 9.   COMMITMENT - RELATED PARTY

The Company leases office and warehouse facilities in South Carolina from NP Realty Company, LLC ("NPR"), (a company related by common ownership). The lease is classified as an operating lease and provides for minimum rentals of $160,000 per year ($800,000 total) through December 2004. At November 11, 2003, the date which the Company's bankrupt subsidiary Paintball Inc. converted its bankruptcy status to the provisions of Chapter 7 of the Federal Bankruptcy Act, Paintball owed NPR approximately $29,000.

Rent expense for the years ended December 31, 2003 and 2002 was $303,550 and $286,609, respectively.

Future minimum lease payments are as follows for the years ended
December 31:


          2003             $   199,943
          2004                 174,816
          2005                   5,918
                           -----------
                           $   380,677
                           ===========

NOTE 10.   LOANS FROM CHIEF EXECUTIVE OFFICER

During fiscal year 2003, the Company's Chief Executive Officer, William R. Fairbanks, made personal cash loans to the Company totaling $143,000. Included in this amount was a loan of $100,000 to Paintball Inc. to purchase inventory. Of this

$100,000 loan, $3,000 was repaid prior to Paintball's filing for bankruptcy under the provisions of Chapter 11 of the Federal
Bankruptcy Act.

Through the first six months of 2004, Mr. Fairbanks made an additional $139,000 in loans to the Company, consisting of funds to settle the Cossio legal suit (see "Legal Matters" note, below), payments to SouthTrust Bank and payments of various administrative expenses.

NOTE 11.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                               December 31,
                                      ------------------------------
                                          2003              2002
                                      ------------     -------------
Current tax benefit

  U.S. federal                          (1,482,000)    $    (433,000)
  State and local                         (265,000)          (79,000)
                                      ------------     -------------
Total current                           (1,747,000)         (512,000)
                                      ------------     -------------

Deferred tax expense (Income)
  U.S. federal                            (445,000)         (162,000)
  State and local                          (78,000)          (24,000)
                                      ------------     -------------
Total deferred                            (523,000)         (186,000)
                                      ------------     -------------
Valuation allowance                      2,270,000           698,000

Total tax provision (benefit) from
  continuing operations               $         (0)    $          (0)
                                      ============     =============

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:


                                          2003              2002
                                      ------------     -------------
U.S. statutory rate                        34%                34%

State taxes on income,
 net of federal tax benefit                 2%                 3%
                                        ------              -----
Effective tax rate                         36%                37%
                                        ======              =====

The deferred tax assets consist of the following:

                                          2003              2002
                                      ------------     -------------
Net operating losses                  $  2,300,000     $     800,000
Less valuation allowance                (2,300,000)         (800,000)
                                      ------------     -------------
                                      $          0     $           0
                                      ============     =============


The Company has net operating loss carryforwards of approximately
$6,800,000, which expire principally in 2023.

The net operating loss benefits could be reduced if there is an Internal Revenue code section "382 Change of Ownership".

NOTE 12.  CONTINGENCIES

An investment in our Common Stock involves risks, and prospective purchasers of our common stock must be prepared for the possible loss of their entire investments.

THE COMPANY'S INDEPENDENT AUDITORS INCLUDED A "GOING CONCERN"
QUALIFICATION IN THEIR REPORT ON THE COMPANY'S AUDITED
CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL YEAR 2002 INCLUDED
IN THIS ANNUAL REPORT.

The Company's audited consolidated financial statements for fiscal year 2002 included in this Annual Report were prepared based on the assumption that the Company would continue as an operating business or a "going concern." The Company's independent auditors indicated in their report on these financial statements that the Company's recurring losses, lack of working capital and past-due obligations raised substantial doubt about the Company's ability to continue as a going concern. Although the Company's management believed that the Company would survive as a going concern, its inability to raise additional capital and/or arrange an adequate merger or sale of the Company led to the conversion of its dominant subsidiary, Paintball Inc., from Chapter 11 of the Federal Bankruptcy Laws to Chapter 7 of the Federal Bankruptcy laws in November 2003. Since Paintball Inc. was the dominant subsidiary of the company, its conversion to Chapter 7 effectively meant the Company ceased to operate as a going concern.

AT NOVEMBER 11, 2003, THE DATE OF CONVERSION TO CHAPTER 7 OF THE
FEDERAL BANKRUPTCY LAWS, PAINTBALL INC.'S NET LIABILITIES
TOTALLED APPROXIMATELY $3.5 MILLION.

The Company's bankrupt subsidiary's (Paintball Inc.) accounts payable totaled approximately $3.5 million at November 11, 2003. The majority of these liabilities are well more than 90 days past due. The company no longer has control over the collection of receivables or payment of liabilities. Such control is now vested with the Trustee of the Bankruptcy Court. The Company believes it is highly unlikely that liabilities of the bankrupt subsidiary will be paid in full. There can be no assurance that lack of payment will not precipitate legal action by creditors in the future.

INFLATABLES IS OVER  $300,000 IN ARREARS ON ITS 2001 FEDERAL
PAYROLL WITHHOLDINGS.

Prior to Inflatables' business combination with Paintball in May 2002, Inflatables failed to pay to federal and state taxing authorities an aggregate of approximately $317,000 in payroll income tax withholdings for the 2001 calendar year. As of December 31, 2002, this amount had increased to approximately $322,000. The Company is currently preparing a settlement offering with the Internal Revenue Service.


PAINTBALL'S $1,327,813 PROMISSORY NOTE TO SOUTHTRUST BANK MATURED
ON APRIL 30, 2003, AND SOUTHTRUST BANK DID NOT RENEW THE NOTE.

The Company's subsidiary Paintball had a $1,327,813 line of credit with SouthTrust Bank that matured on December 30, 2002. Paintball was unable to repay the line at maturity. The line of credit was restructured into a promissory note in the principal amount of $1,327,813, due April 30, 2003, bearing interest at the bank's base rate plus one percent. The promissory note provided that it is secured by all of Paintball's presently existing or hereafter acquired inventory, intangibles, accounts receivable and furniture, fixtures and equipment and all proceeds and products thereof. SouthTrust Bank did not renew the note. Between April 30 and November 11, 2003, Paintball made payments of approximately $125,000 against the principal and paid an additional $737,000 to SouthTrust in partial settlement of this note. Such funds were generated through the sale of certain asset and intellectual properties of the bankrupt subsidiary, Paintball Inc.

THE INFLATABLES BUSINESS HAS OPERATED AND CONTINUES TO OPERATE AT
A LOSS.

Prior to Inflatables' business combination with Paintball in May 2002, there was substantial doubt about Inflatables' ability to continue to operate as a going concern as noted by Inflatables' independent auditors Merdinger Fruchter Rosen & Company, P.C. in its report on Inflatables' financial statements for the 2001 fiscal year. The Inflatables business continues to be unprofitable, generating a net loss of approximately $315,000 from May 17, 2002, the date of closing of the business combination, to December 31, 2002. During 2003, net losses continued due to a decrease in marketing efforts and Inflatables generated a net loss for 2003 of approximately $127,000. The failure of the Inflatables Business to become profitable would have a material adverse effect on the Company.

THE COMPANY'S COMPETITORS COULD HARM ITS BUSINESS OPERATIONS.

Competition in the advertising industry, the industry in which the Inflatables Business operates, is intense. Many of our competitors have substantially more experience, financial and technical resources and productions, marketing and development capabilities than we do. Many of the same competitive conditions exist in the insurance industry, where the Company's ILM, Inc. subsidiary operates.

THE COMPANY IS HEAVILY DEPENDENT UPON ITS CEO, AND THE LOSS OF
THIS INDIVIDUAL WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE
COMPANY.

The Company is dependent upon the services of William R.
Fairbanks, its President and Chief Executive Officer. The loss of services of Mr. Fairbanks would have an adverse effect on the Company. No assurance can be given that a replacement for Mr.
Fairbanks could be found if his services were no longer available.

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER OWNS A MAJORITY OF OUR
STOCK AND CONTROLS THE COMPANY.

Mr. Fairbanks, our President and Chief Executive Officer, owns approximately 57.0% of our Common Stock, either directly or indirectly, and controls the Company. Accordingly, he has the ability to unilaterally determine the outcome of most corporate transactions and business decisions, and potential purchasers of the shares will have limited ability to affect decisions made by management.

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

OUR SHARES MAY NOT BECOME LIQUID.

The prices of our Common Stock are quoted under the symbol "ASDP.PK" (sic) in the Over-the-Counter (the "OTC"), an electronic quotation service maintained by the National Quotation Bureau for the National Associations of Securities Dealers, Inc. for securities not traded on a national, regional or other securities exchange. During the second quarter of 2004, as a result of not making timely filing ofForm 10-KSB for the fiscal period ended December 31, 2003, the prices of our common stock began being listed on the "Pink Sheets", rather than the former listing on the OTC Bulletin Board. The OTC does not provide the level of liquidity provided by securities exchanges, and the public market may not develop for our shares. Purchasers of shares will have no right to present shares to us for repurchase. Purchasers of shares who wish to terminate their investment in the shares must rely solely upon their ability to sell or otherwise transfer their shares, subject to applicable securities laws. Consequently, purchase of shares should be considered only as a long-term investment.

WE MAY NEED TO OBTAIN CAPITAL, AND THE AVAILABILITY OF ADDITIONAL
FUNDING IS DOUBTFUL.

To achieve and maintain competitiveness of our products, we may require additional funds. We anticipate that we may require additional cash to develop, promote, produce and distribute our various products. Such additional cash may be received from public or private funding transactions, as well as borrowing and other resources. To the extent that additional cash is received by the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate cash is not available, we may be required to curtail operations significantly or obtain cash by entering into arrangements with collaborative partners or other persons that may require us to relinquish rights to certain of our products that we would not otherwise relinquish.


NOTE 13.   ADVERTISING

Advertising costs incurred and recorded as an expense in the statements of operations were $18,714 and $60,001 for the years ended December 31, 2003 and 2002, respectively.


NOTE 14.   COMMON STOCK

Set forth below is a description of unregistered issuance and sales of the Company's securities during fiscal year 2003 and the fourth quarter of 2002. The Company believes that the transactions described below were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because of the small number of stock purchasers in each transaction.

  * On November 7, 2003, the Company issued 100,000 shares of its Common Stock in exchange for professional services rendered during 2003. The closing price of the Company's Common Stock at date of issuance was $0.12 per share.

  * On November 7, 2003, the Company issued 4,900,000 shares of its Common Stock in exchange for consulting services to be rendered from November 16, 2003 through November 16, 2004. The closing price of the Company's Common Stock at date of issuance was $0.12 per share.

  * On July 21, 2003, the Company agreed to issue 1,000,000 shares of its Common Stock in four installments from July 17, 2003 to October 17, 2003 in payment for consulting services rendered during that period. The closing price of the Company's Common Stock at date of issuance was $0.04 per share.

  * On December 24, 2002, the Company entered into a Business Consulting Agreement with Basic Investors Inc. pursuant to which the Company agreed to issue one million shares of its Common Stock in four quarterly installments beginning on December 24, 2002 in exchange for consulting services through December 24, 2003. In December 2002, 250,000 shares of Common Stock were issued under this agreement. No additional shares of Common Stock of the Company were issued during 2003 since there was no performance on the part of Basic Investors, Inc. during the year.

  * On November 21, 2002, the Company issued 250,000 shares of its Common Stock in satisfaction of an obligation of Paintball contained in an employment agreement and related termination agreement to issue $50,000 of common stock in the event that Paintball's common stock became publicly traded.

  * On November 21, 2002, the Company issued 897,495 shares of its Common Stock to Larry and Marcela Cossio in satisfaction of the $179,499 outstanding principal amount of Paintball's obligations to the Cossios under two notes. See "Legal Issues" note below for further detail.

  * On October 9, 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan (the "Plan") that was subject to the subsequent approval and adoption by the Company's shareholders. However, due to the July 2003 filing for protection under Chapter 11 of the Federal Bankruptcy Act by Paintball, Inc., the Company's dominant subsidiary, and its subsequent conversion in November 2003 to Chapter 7, the Plan has been abandoned and the Company does not anticipate seeking shareholder approval or the subsequent issuance of Common Stock under the Plan.

  * In October 2002, the Company sold 800,000 shares of unregistered Common Stock at $0.25 per share, pursuant to a stock subscription agreement dated October 3, 2002.

  * In September 2002, the Company sold 680,000 shares of unregistered Common Stock at $0.25 per share, pursuant to a stock subscription agreement dated October 1, 2002.

  *  During September and October 2002, the Company also issued
     54,098 and 15,000 shares, respectively, of its common stock to two consultants in transactions registered on Forms S-8 filed with the Securities and Exchange Commission on September 30, 2002 and October 22, 2002 in satisfaction of payables owed to the consultants totaling approximately $14,300.


NOTE 15.    LEGAL ISSUES

LAWSUIT BY LARRY AND MARCELA COSSIO

On March 6, 2003, Larry Cossio, the former President of Paintball's insurance subsidiary ILM, Inc., filed suit against William R. Fairbanks, the Company's President, Chief Executive Officer and majority shareholder and one of its directors, the Company, Paintball and ILM, Inc. in the South Carolina Court of Common Pleas in Greenville, South Carolina. On March 5, 2003, Mr. Cossio provided Mr. Fairbanks with a letter indicating that he was resigning his employment with "the Company" (without defining "the Company" in his letter). The list of defendants was subsequently expanded to include Doug Brown, Vice President of the Company, Specialty Insurance Services, International Management Associates, Inc. Red Oak, Ltd., Genesis Trading, Inc., Genesis Racing and NP Realty Company, LLC. (the "Participating Defendants".) Since Paintball Inc. is currently a debtor in bankruptcy, it is not a Participating Defendant and this matter was stayed as to it. Generally, the suit sought (a) rescission of Paintball's July 2001 acquisition of his business, (b) damages, including actual damages and with respect to some claims, consequential damages, compensatory damages, treble damages, punitive damages, costs, attorneys' fees and interest, and (c) specific performance, injunctive relief and other equitable remedies with respect to some of his causes of action.

On March 3, 2004, all elements of the suit were settled.
Included in the settlement was the acceptance of ownership by the Cossios of 897,495 shares of the Company's common stock (the "Conveyed Shares"). The Cossios agreed to offer the conveyed shares for sale at market price in increments of 100,000 shares or less at a time. In addition, the Company agreed to transfer all rights to the domain "Paintballinsurance.com" to the Cossios.

From time to time, the Company is party to ordinary routine product liability litigation, contract breach litigation or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on it results of operations or financial condition taken as a whole.

NOTE 16.   STOCK OPTION PLAN

In October 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan ("the Plan") subject to the subsequent approval and adoption by the Company's shareholders. The Company expected to submit the Plan to its shareholders for their approval during the second quarter of 2003. The Board granted options covering an aggregate of 1,325,000 shares to an aggregate of 32 employees, subject to approval of the Plan by the Company's shareholders. However, due to the filing by Paintball Inc. for protection under the provisions of Chapter 11 and the subsequent conversion to the provisions of Chapter 7, the Plan was not submitted to shareholders for approval and no shares of common stock were issued under the Plan.


NOTE 17.   FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2003 and 2002, the Company recorded a number of adjustments to its consolidated financial statements, which individually and/or cumulatively had a material effect on its consolidated results of operations and financial condition. These adjustments included the recognition of a $937,347 and a $500,000 impairment to the carrying value of its investment in Inflatables for the years ended December 31, 2003 and 2002, respectively, the reserving of all tax benefits based on the consolidated pre-tax loss for the years ended December 31, 2003 and 2002, compensation expense paid in Company stock and expenses related to a sales tax audit in 2002 and 2003, an increase in bad debt expense in 2002 and 2003 and recording of expenses related to the acquisition of assets in a prior year in the fourth quarter of 2002.


NOTE 18.   DISCONTINUED OPERATIONS - FINANCIAL POSITION AND
           RESULTS OF OPERATIONS OF BANKRUPT SUBSIDIARY

In the accompanying consolidated financial statements, the financial position, results of operations and cash flows of Paintball Inc., the Company's bankrupt subsidiary, have been presented as a discontinued operation. Prior years financial statements have been restated to conform to this presentation.

For the period from January 1, 2003 through November 11, 2003, (the date Paintball Inc.'s bankruptcy status was converted from Chapter 11 to Chapter 7 of the Federal Bankruptcy Law), Paintball recorded an operating loss of $3,268,626. Included in this amount was a loss from disposal of certain assets (inventory, fixed assets and intangibles) of approximately $926,000. For the year ended December 31, 2002, Paintball recorded an operating loss of $1,053,309 on sales of $18,553,516.

No benefit for income taxes was provided in either year since it is highly unlikely the Company will generate future taxable income to utilize such tax loss carryforwards.

In the accompanying Consolidated Balance Sheet at December 31,
2003, Paintball's liabilities exceeded its assets by approximately $3.6 million. At December 31, 2002, net liabilities approximately $172,000. The increase in net liabilities at December 31, 2003 was due primarily to the sale in 2003 of Paintball's fixed assets, inventory and intangibles and also to lower accounts receivable balances.

At November 10, 2003, the date on which Paintball Inc.'s bankruptcy status was converted from the provisions of Chapter 11 to Chapter 7 of the Bankruptcy Act, the major classification of assets, liabilities and shareholders' deficit were as follows (as adjusted for the sale of certain assets.):

  Assets:

    Cash                          $   777,878
    Accounts Receivable               384,091
    Goodwill                          139,034
    Other assets                       37,452
                                  -----------
    Total assets                  $ 1,338,455
                                  ===========

  Liabilities and Deficit:

    Bank note payable             $ 1,202,813
    Account payable                 3,540,321
    Notes payable                     170,925
                                  -----------
    Total liabilities               4,914,059
                                  ===========

  Shareholders' deficit            (3,575,604)

                                  -----------
  Total Liabilities and deficit   $ 1,338,455
                                  ===========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 18, 2002, Merdinger, Fruchter, Rosen and Company, P.C.(the" Former Accountants") informed American Sports Development Inc. ("the Company") they had decided to cease auditing publicly traded companies and have resigned as the company's principal accountants.

The Former Accountants' reports on the financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company's Board of Directors has approved the resignation of the Former Accountants.

During the last two fiscal years preceding the Former Accountants' resignation, and for the interim period from January 1, 2002 through December18, 2002, there were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

       Name                Age       Position
       ----                ---       --------
William R. Fairbanks        53       Director, President,
                                     Chief Executive Officer
                                     and Treasurer

Douglas R. Brown            45       Director, Vice
                                     President and Secretary


WILLIAM R. FAIRBANKS. Mr. Fairbanks has served as a director and the President, Chief Executive Officer and Treasurer of the Company since it acquired Paintball Incorporated in May 2002. Mr. Fairbanks founded Paintball Incorporated in 1989, and has served as its President and Chief Executive Officer, and as a director, since its formation in 1989. Prior to founding Paintball, Mr. Fairbanks had extensive experience in the securities industry with Merrill, Lynch as well as Robinson-Humphrey and Co. and Caine Equities. Mr. Fairbanks also served as President of The Fairbanks Company, a land development and general contracting firm. Mr. Fairbanks is a graduate of Furman University and attended the Furman / Clemson Universities joint MBA program.

DOUGLAS L. BROWN.    Mr. Brown has served as a director and Vice
President and Secretary of the Company since it acquired Paintball in May 2002. Mr. Brown has served as a director and Vice-President in charge of sales of Paintball since 1990. Prior to joining Paintball, Mr. Brown was a manager with R.R. Donnelly. He attended the University of Georgia.

Prior to Inflatables' business combination with Paintball on May 17, 2002, Gregg R. Mulholland was Inflatables' Chairman and Chief Executive Officer; Jeffrey Jacobson was Inflatables' President and Chief Operating Officer and one of its directors; and David Ariss, Sr. was Inflatables' third director. Messrs. Mulholland, Ariss and Jacobson resigned from all of their offices with Inflatables in connection with the closing of its business combination with Paintball. Mr. Mulholland was an employee of the Company with the title Vice President from the date of Inflatables' business acquisition with Paintball until his resignation from the Company in April 2003.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

The Company's board of directors currently comprises only two directors, William R. Fairbanks and Douglas L. Brown. The board does not have any committees, and the entire board performs the functions commonly assigned to committees on larger boards of directors. As such, the Company does not have an audit committee and does not have a financial expert serving on the board.

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

Further, the Company has not adopted a formal code of ethics as of the filing of this report, due mainly to the relatively small size of the remaining subsidiaries of the Company. No plans are currently in place to draft and adopt a code of ethics in the near future.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2003, all required Section 16(a) filings applicable to its executive officers, directors and greater than 10% beneficial owners have been made as of the date of filing of this Report.


ITEM 10.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

The Company currently does not pay its directors any fees for their service as director. The Company does reimburse directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by the Company, as well as certain other compensation paid or accrued, to the Company's current Chief Executive Officer, the Company's previous Chief Executive Officer and the Company's other executive officers who earned in excess of $100,000 in base salary plus bonus for the year ending December 31, 2003 (collectively, the "Named Executive Officers").

                        Annual Compensation (1)
                        ----------------------

                                                                    All
                                         Salary     Bonus          Other
Name and Principal Position     Year       ($)       ($)        Compensation
---------------------------     ----     ------     -----       -------------
William R. Fairbanks (2)        2003     147,577     41,302        4,790(8)

Chairman, President, CEO,
  Treasurer                     2002     165,000     87,422        4,790(8)
                                2001     156,500    113,821       12,375

Gregg R. Mulholland (3)         2003      49,846       -            -
  Former Chariman and CEO       2002      88,615(5)    -            -
                                2001     150,000(6)    -            -

Jeffrey Jacobson (4)            2003        -          -            -
  Former President, Chief       2002      48,796     70,000(7)    30,000(9)
  Operating Officer             2001      77,539     11,272         -
  and a Director


 (1) Certain amounts may have been expended by Inflatables or Paintball, which may have had value as a personal benefit to the executive officer. However, the total value of such benefits did not exceed the lesser of $50,000 or 10% of the annual salary and bonus of such executive officer.

 (2) Mr. Fairbanks became Chairman, President, Chief Executive Officer, and Treasurer of the Company in May 2002. The amounts shown for Mr. Fairbanks for 2001 and the portion of 2002 through May 17, 2002 were paid to him by Paintball which was acquired by Inflatables in May 2002.

 (3) Mr. Mulholland served as Inflatables' Chairman and Chief
Executive Officer until May 2002 when he resigned in connection with Inflatables' business combination with Paintball. He resigned from the Company in the second quarter of 2003.

 (4) Mr. Jacobson served as Inflatables' President, Chief
Operating Officer and one of its directors until May 2002 when he resigned in connection with Inflatables' business combination with Paintball. He continued as an employee of the Company and received salary from the Company until September 2002.

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

  (8) This amount is comprised of premiums paid by Paintball with respect to life insurance not generally available to all Paintball employees.

  (9) The Company paid Mr. Jacobson $30,000 in connection with the termination ofhis employment by the Company in 2002.


OPTION GRANTS IN LAST FISCAL YEAR

None of the Company, Inflatables nor Paintball granted any options, SARs or similar securities to the Named Executive
Officers during 2003 or 2002.

OPTION EXERCISES AND YEAR END OPTION VALUES

None of the Named Executive Officers exercised any options, SARs or similar securities of the Company, Inflatables or Paintball during 2003 or 2002 or had any options, SARs or similar securities of the Company, Inflatables or Paintball outstanding at the end of 2003 or 2002.

EMPLOYMENT AGREEMENTS

GREGG R. MULHOLLAND

Mr. Mulholland was party to an employment agreement with the Company dated May 16, 2002 and executed on May 17, 2002 (the "Mulholland Employment Agreement"). The agreement provided that Mr. Mulholland will report to the Company's Chief Executive Officer and have such offices and titles and perform such duties as the Chief Executive Officer chooses. The agreement had a three-year term expiring on May 16, 2005 and was to continue on a month-to-month basis thereafter until terminated. The agreement provided Mr. Mulholland with an annual base salary of $144,000 and a quarterly bonus based on certain performance measurements of the inflatables business. Mr. Mulholland resigned from the Company in the second quarter of 2003 and the Mulholland Employment Agreement is no longer in effect.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2004 with respect to shares of Common Stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. The address for Messrs. Fairbanks and Brown is 155 Verdin Road, Greenville, South Carolina 29607.

                           Number of Shares           Percent
Name and Address           Beneficially Owned       Of Class (4)
----------------------------------------------------------------
William R. Fairbanks         39,911,244 (2)           56.9%

Douglas L. Brown              5,007,045 (3)            7.1%

UCI/NFI Affiliates            3,698,633 (1)            5.3%
  3885 South Decatur Blvd.
  Suite 2010
  Las Vegas, Nevada 89103

Directors and Officers as
  A Group (2 people)         44,668,289               63.7%

(1) Includes (a) 373,633 shares beneficially owned by Universal Consultants, Inc., a Nevada corporation ("UCI"), (b) 1,720,000 shares beneficially owned by National Financial, Inc., a Nevada corporation ("NFI"), (c) 680,000 shares owned directly by Yvonne
M. Hines, (d) 800,000 shares owned directly by William E. Heldman, (e) 25,000 shares beneficially owned by Apex One, Inc., a Nevada corporation ("Apex One"), (f) 40,000 shares beneficially owned by Certified One, Inc., a Nevada corporation ("Certified One"), and (g) 60,000 shares beneficially owned by Silver County Financial, Inc., a Nevada corporation ("Silver County"). William Carroll is a director and 50% shareholder of UCI, a director and 25% shareholder of NFI, and a director of Certified One. Mr. Carroll has informed the Company that he disclaims beneficial ownership of all shares of Company Common Stock other than the shares described in clauses (a), (b), (e) and (f) of this note and claims beneficial ownership of only 3.1% of the outstanding shares of the Company's Common Stock. Ms. Hines is an officer and 50% shareholder of NFI. Ms. Hines has informed the Company that she disclaims beneficial ownership of all shares of Company Common Stock other than the shares described in clauses (b) and
(c) of this note and claims beneficial ownership of only 3.4% of the outstanding shares of the Company's Common Stock. Mr. Heldman is Mr. Carroll's son and is an officer, director and 25% shareholder of NFI and President of Silver County. Mr. Heldman has informed the Company that he disclaims beneficial ownership of all shares of Company Common Stock other than the shares described in clauses (b), (d) and (g) of this note and claims beneficial ownership of only 3.7% of the outstanding shares of the Company Common Stock.

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

(4) As of April 30, 2004 there were 70,100,099 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

EQUITY COMPENSATION PLAN INFORMATION

                                 Number of securities to     Weighted average exercise    Securities remaining for
                                 be issued upon exercise        price of securities             future issuance
                                 -----------------------     -------------------------    ------------------------
Equity compensation plans
  approved by security holders              0                             0                           0

Equity compensation plans not
  approved by security holders:
 Stock option plan (1)                  1,325,000                     $      0.25                  3,175,000
 Basic Investors, Inc. (2)                250,000                     $      0.15                     -
 Professional services (3)              6,000,000                     $      0.09                     0


(1) On October 9, 2002, the Company's Board of Directors adopted a 2002 Stock Option Plan (the "Plan") subject to the subsequent approval and adoption by the Company's shareholders. A copy of the Plan was filed as Exhibit 10.10 to the Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company expected to submit the Plan to its shareholders for their approval during the second quarter of 2003. However, due to the filing by Paintball, Inc. for protection under the provisions of Chapter 11 of the Federal Bankruptcy Act and the subsequent conversion to the provisions of Chapter 7, the Plan was not submitted to shareholders for approval and no shares of common stock were issued under the Plan.

(2) On December 24, 2002, the Company entered into a Business
Consulting     Agreement with Basic Investors Inc. pursuant to
which the Company agreed to issue 1,000,000 shares of its Common Stock in four equal quarterly installments beginning on December 24, 2002 in exchange for consulting services through December 24, 2003. In December 2002, 250,000 shares of Common Stock were issued under this agreement. No additional shares of Common

Stock of the Company were issued during 2003 since there was no performance on the part of Basic Investors, Inc. during the year.

(3) During 2003, a total of 6,000,000 shares of Common Stock of the Company were issued to two professional consultants for legal and other professional services rendered. The closing prices of the Company's common stock at the two dates of issuance was $0.04 and $0.12 per share.

ITEM 12.

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

Set forth below is a summary of the material terms of agreements entered into in connection with the Share Exchange. The texts of the agreements were filed as exhibits to the Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 2002.

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

The Shareholders Agreement required Inflatables Shareholders Dylan's Dance Hall, Inc. and TNR Development Corporation to pay the full amounts owed to Inflatables pursuant to notes in the aggregate principal amount of $250,000 that they had made to Inflatables to purchase an aggregate of 1,000,000 shares of Inflatables Common Stock. Dylan's Dance Hall, Inc. made its payment in June 2002. TNR Development Corporation has not made its payment. See "--600,000 Shares Pledged to Secure Promissory

Note to Inflatables" below. The Shareholders Agreement also required UCI to exercise the UCI Warrant and accept the 1,320,000 shares subject to the warrant in satisfaction of the principal amount of the UCI Note. Mr. Mulholland agreed to forgive the amount of debts owed to him by Inflatables necessary to reduce Inflatables' Total Pro Forma Closing Debt (as defined in the Share Exchange Agreement) to $400,000. The agreement required the amounts forgiven to be treated as a contribution to Inflatables' capital with respect to Mr. Mulholland's already outstanding Inflatables Common Stock. The total amount of Inflatables' debts to Mr. Mulholland at closing on May 17, 2002 were $418,069 , and Mr. Mulholland forgave all of these debts pursuant to the requirements of the Shareholders Agreement. On May 16, 2002, the Inflatables board of directors, of which Mr. Mulholland was Chairman, adopted a resolution issuing 653,232 shares of Inflatables common stock to Mr. Mulholland in satisfaction for these debts. The Company believes that Mr. Mulholland mistakenly thought he was to be issued new shares in satisfaction of Inflatables' debts owed to him rather than forgiving these debts as a contribution to capital with respect to his already outstanding shares. Mr. Mulholland has subsequently returned the certificate for these 653,232 shares to the Company, and the certificate has been cancelled and the shares retired; however, Mr. Mulholland has informed the Company that he continues to believe that he is entitled to these shares.

Each party to the Shareholders Agreement agreed to defend and indemnify Inflatables, Paintball and the other parties and their affiliated parties against losses and obligations arising in connection with the breach by the indemnifying party of any of its representations, warranties or covenants in the Shareholders Agreement.

600,000 SHARES PLEDGED TO SECURE PROMISSORY NOTE TO INFLATABLES

TNR Development Company ("TNR"), of which Timothy N. Roberts is the principal, has informed the Company that in May 2000, it acquired 210,000 shares and a warrant for 600,000 shares with an exercise price of $0.25 per share from Inflatables in a private placement of units consisting of thirty five (35) shares and a warrant to purchase one hundred (100) shares with an exercise price of $0.25 per share for an aggregate purchase price of $25.00 per unit. The warrant for 600,000 shares with an exercise price of $0.25 per share (the "TNR Warrant Shares") that TNR acquired in the private placement replaced a 600,000 share portion of the million share option with an exercise price of $1.00 per share that NFI acquired under the February 2000 Option Agreement, which option was thereafter null and void. See "-- February 2000 Option to National Financial,
Inc." above. TNR exercised the warrant on September 20, 2000 by delivery to Inflatables of a Secured Promissory Note dated September 20, 2000, $150,000 in principal amount (the "TNR Note"). The TNR Note was secured by a pledge of the shares purchased with the note.

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


TRANSACTIONS WITH COMPANIES CONTROLLED BY WILLIAM R. FAIRBANKS

William R. Fairbanks is the Company's Chairman, President, Chief Executive Officer, Treasurer and majority shareholder. Prior to Inflatables' acquisition of Paintball, he was the President, Chief Executive Officer, majority shareholder and one of two directors of Paintball. Douglas L. Brown is the Company's Vice President and Secretary, one of its two directors and the beneficial owner of approximately 7.1% of the Company's Common Stock. Prior to Inflatables' acquisition of Paintball, he was Paintball's Vice President and Secretary and one of its two directors. Mr. Fairbanks owns 70% and Mr. Brown owns 30% of the equity interests in, and are the sole directors of,
International  Management  Associates,   Inc.  ("IMA").  Mr.
Fairbanks is the President of IMA, and Mr. Brown is the Vice President and Secretary of IMA. Genesis Trading Corporation ("Genesis") is a wholly owned subsidiary of IMA. Mr. Fairbanks and Mr. Brown beneficially own 75% and 10%, respectively, of the equity interests in NP Realty Company, LLC ("NPR").


INTERNATIONAL MANAGEMENT ASSOCIATES, INC. AND GENESIS TRADING
CORPORATION

Prior to the filing for protection under the Federal Bankruptcy Act, the Company's bankrupt subsidiary, Paintball Inc., purchased a certain style of an imported paintball gun from Genesis Trading Corporation ("Genesis"). For the years ended December 31, 2003, 2002 and 2001, purchases of paintball guns from Genesis were $143,573, $333,862 and $419,261, respectively. In addition, the Company sponsored a racecar owned by Genesis Racing, a division of IMA. The Company paid expenses of the car in exchange for advertising. This arrangement is pursuant to a verbal agreement and can be cancelled by either party. For the year ended December 31, 2002, advertising expense associated with the racecar was $143,686. There were no material expenditures related to the
racecar in fiscal 2003.   The balance due from the Company to
Genesis Trading Corporation at December 31, 2002 was $177,442. The balance due from the Company to Genesis Trading at November

11, 2003, the date of conversion from Chapter 11 of the Bankruptcy Act to Chapter 7, was $225,487. Balances bear no interest and are due on demand. The Company believed that the terms of the purchases from Genesis were more favorable to the Company than the terms that the Company would obtain from unaffiliated third parties and that the terms of the racecar sponsorship are comparable to those that could be negotiated with unaffiliated third parties.

NP REALTY COMPANY, LLC (NPR)

The Company leases office and warehouse facilities in Greenville, South Carolina from NPR. The lease is classified as an operating lease and provides for minimum rentals of $160,000 per year ($800,000 total) through December 2004. The Company believes that the terms of the lease are comparable to those that the Company could obtain from independent third parties. At November 11, 2003, the date which the Company's subsidiary Paintball Inc. converted its bankruptcy status to the provisions of Chapter 7 of the Federal Bankruptcy Act, Paintball owed NPR approximately $45,000.

LOANS TO COMPANY OFFICERS AND DIRECTORS

Paintball made interest free loans to William R. Fairbanks, the President, Chief Executive Officer and Treasurer and majority shareholder and a director of the Company, the average outstanding principal balances of which were $82,083 and $21,250, respectively, in 2001 and 2002. All of these loans were payable on demand. There were no loans outstanding to directors and officer of the Company at December 31, 2003. As required by
Section 402 of the Sarbanes-Oxley Act of 2002, the Company and its subsidiaries have ceased making loans to its directors and executive officers.

LOANS FROM CHIEF EXECUTIVE OFFICER

During fiscal year 2003, the Company's Chief Executive Officer, William R. Fairbanks, made several personal cash loans to the Company totaling $143,000. Included in this amount was a loan of $100,0000 to Paintball Inc. to purchase badly needed inventory. Of this $100,000 loan, $3,000 was repaid prior to Paintball's filing for bankruptcy under the provisions of Chapter 11 of the Federal Bankruptcy Act.

Through the first five months of 2004, Mr. Fairbanks made an additional $139,000 in loans to the Company, consisting of funds to settle the Cossio legal suit, payments to SouthTrust Bank and payments of various administrative expenses.


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

2.2.3 Escrow Agreement dated May 16, 2002 by and among William R. Fairbanks, Red Oak Limited Partnership, Douglas A. Brown, Gregg R. Mulholland, Robert B.Beauchamp, Universal Consultants, Inc., National Financial, Inc., William Carroll, Meir J. Westreich, and Douglas R. Holmes: Incorporated by reference to
          Exhibit 2.1.3 to the May 17, 2002 8-K.

3.1.1 Amended and Restated Certificate of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10SB of the Company filed with the Commission on August 4, 1999 (Commission File No. 000-6943) (the "Form 10SB").

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

3.2      Bylaws of the Company: Incorporated by reference to
         Exhibit 3.2 to the Form SB10.

4.1 Specimen of Common Stock Certificate: Incorporated by reference to Exhibit 4.1 to the Form SB10.

4.2 Stock Subscription Agreement dated October 1, 2002 by and between the Company and Yvonne Hines: Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Commission on November 6, 2002 (Commission File No. 000-26943) (the" September 30, 2002 10-QSB").

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

10.13 2002 Stock Option Plan adopted by the Company's Board of Directors on October 9, 2002: Incorporated by reference to Exhibit 10.13 to the September 30, 2002 10-
         QSB.

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

10.16    May 16, 2002 Consulting Agreement with Mr. Paisley:
         Incorporated by reference to Exhibit 10.13 to the May
         17, 2002 8-K.

10.17    Employment Agreement dated May 16, 2002 by and between
         American Inflatables, Inc. and Jeffrey Jacobson.

10.18 Business Consulting Agreement dated December 24, 2002, by and between the Company and Basic Investors Inc.

10.19    See Exhibits 4.2 through 4.6 above.

21.1 Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the 2001 10-KSB/A.

31.1     Certification of Chief Executive Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Financial Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Sales of Unregistered Securities by American
         Inflatables, Inc. Prior to May 17, 2002. Incorporated by reference to Exhibit 99.3 to the 2001 10-KSB/A.

(b) Reports on Form 8-K

There were no Reports on Form 8-K filed during the fourth quarter of fiscal year 2003.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. This Report on Form 10-KSB has not been filed in a timely manner due mainly to numerous uncertainties caused by the bankruptcy filing of the Company's dominant subsidiary, Paintball Inc. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including Mr. Fairbanks and Mr. Kearney, as appropriate to allow timely decisions regarding required disclosure.

                         SIGNATURES

 In accordance with Section 13 of the Securities Exchange Act of
1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN SPORTS DEVELOPMENT GROUP,INC.

Date: October 14, 2004        By: /s/ William R. Fairbanks
                              --------------------------------------
                              William R. Fairbanks
                              President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following Officers of the Company on behalf of the registrant and in the capacities and on the dates indicated.


NAME & SIGNATURE           TITLE                           DATE
----------------           -----                           ----


/s/ William R. Fairbanks   Director, Chairman, President,  October 14, 2004
------------------------   Chief Executive Officer
                           & Treasurer



/s/ Douglas L. Brown       Director, Vice President,       October 14, 2004
-------------------------  Secretary